Form 10-Q
period 2007-06-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2007-08-14
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-52701

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(Exact Name of Registrant as

specified in its charter)

Delaware	30-0408288
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road -  Section 2G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

(Zip Code)

609-282-6091

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐   No ☐

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

June 30, 2007

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $21,900,963)	$125,738,655
Net unrealized profit on open contracts	9,441,155
Subscriptions receivable	1,913,460
Accrued interest receivable	1,038,370
Deferred initial offering costs	37,500
TOTAL ASSETS	$138,169,140

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$81,097
Management fee payable	126,105
Initial offering costs payable	50,000
Incentive fee payable	2,057,451
Redemptions payable	5,339,715
Other	33,155

Total liabilities	7,687,523

MEMBERS’ CAPITAL:
Members’ Interest (112,186,563 Units outstanding, unlimited units authorized)	130,481,617
Total members’ capital	130,481,617

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$138,169,140

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

(unaudited)

For the period April 1, 2007 (commencement of operations) to June 30, 2007
TRADING PROFIT:

Realized	$(785,673)
Change in unrealized	9,441,155
Brokerage commissions	(205,803)

Total trading profit	8,449,679

INVESTMENT INCOME:
Interest	1,138,374

EXPENSES:
Management fee	169,683
Incentive fee	2,061,085
Other	45,655

Total expenses	2,276,423

NET INVESTMENT LOSS	(1,138,049)

NET INCOME	$7,311,630

NET INCOME PER UNIT:

Weighted average number of Units outstanding
Class D-SM	11,794,741
Class D-TF	105,166,376

Net Income per weighted average Unit
Class D-SM	$0.1918
Class D-TF	$0.0480

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the period April 1, 2007(commencement of operations) to June 30, 2007

(unaudited)

				Members’ Capital
	Initial Offering	Subscriptions	Redemptions	June 30, 2007

Class D-SM	12,000,000	—	(375,815)	11,624,185
Class D-TF	105,166,376	—	(4,603,998)	100,562,378

Total Members’ Units	117,166,376	—	(4,979,813)	112,186,563

					Members’ Capital
	Initial Offering	Subscriptions	Redemptions	Net Income	June 30, 2007

Class D-SM	$12,000,000	$—	$(403,756)	$2,262,521	$13,858,765
Class D-TF*	116,913,460	—	(5,339,717)	5,049,109	116,622,852

Total Members’ Interest	$128,913,460	$—	$(5,743,473)	$7,311,630	$130,481,617

*Class commenced on June 1, 2007

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”) as of June 30, 2007, and the results of its operations for the six months ended June 30, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year. The Fund commenced operations on April 1, 2007 and has a fiscal year end of December 31.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with Fund’s Form 10 filed with the Securities and Exchange Commission.

2.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with US GAAP, the Fund amortizes over a twelve-month period the initial offering costs for purposes of determining Net Asset Value. Such costs initially were paid by Merrill Lynch Alternative Investments (“MLAI”).  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months. Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

At June 30, 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class D-SM	$13,858,343	$13,858,765	11,624,185	$1.1922	$1.1922
Class D-TF*	116,633,274	116,622,852	100,562,378	1.1598	1.1597
	$130,491,617	$130,481,617	112,186,563

* Class commenced on June 1, 2007

3.               MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit on such derivative instruments as reflected in the Statement of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

The Sponsor of the Fund, MLAI, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Transtrend B.V., the trading advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Transtrend B.V. to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Transtrend B.V.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit, if any, included in the Statement of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch & Co. Inc. (“Merrill Lynch”) entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith Inc. (“MLPF&S”) acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statement of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No.109. In May 2007, FASB amended this guidance by issuing FASB Staff Position No. FIN 48-1, Definition of settlement in FASB Interpretation No. 48. FIN 48, as amended, prescribes the minimum recognition threshold a tax position must meet in connection with accounting for uncertainties in income tax positions taken or expected to be taken by an entity before being measured and recognized in the financial statements. Adoption of FIN 48, as amended, is required for fiscal years beginning after December 15, 2006. The Fund has evaluated its tax positions and has determined that the implementation of this pronouncement does not have a material impact to the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”).  FAS 157 establishes a common definition for fair value under accounting principles generally accepted in the United States of America, establishes a framework for measuring fair value and expands disclosure requirements about such fair value measurements.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The Fund is currently evaluating the impact of adopting FAS 157 on its financial statements.

Item 2:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON US GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to    report performance to investors throughout the period is the most valuable to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the Financial Statements.

Class D-SM

	Apr.	May.	Jun.
2007	1.0532	1.1117	1.1922

Class D-TF

	Apr	May	Jun
2007	N/A	1.1117	1.1598

Performance Summary

April 1, 2007 to June 30, 2007

The Fund posted profits for the quarter with currencies, energy, and the interest rate sectors posting gains while agriculture, stock indices and the metal sectors posted losses.

The currency sector posted profits for the Fund.  A slower growing pace of the economy in the United States pushed the U.S. dollar to a historic low against the Euro at the beginning of the quarter. Purchases of Euros, British pounds, Australian and New Zealand dollars versus the U.S. dollar produced excellent profits. The currencies of emerging economies such as the Hungarian forint, Turkish lira and Israel shekel also generated healthy profits due to their appreciation against the U.S. dollar. Sales of the Japanese yen, which again weakened in relation to other important currencies, also appeared to be highly profitable. In relation to the Euro, gains were earned on long positions in the Polish zloty. The weaker Japanese yen and the stronger Canadian dollar formed the basis of profits being posted to the Fund mid-quarter. Profits were also earned on short positions in the Japanese yen against the U.S. dollar and Mexican nuevo peso.  The Canadian dollar also strengthened versus the British pound. Profits were posted to the Fund at the quarters end due to the weakness of the Japanese yen, which reached new historical lows versus various currencies. An unexpected rate hike from the Central Bank of New Zealand caused an appreciation of the local currency as well as bringing up the Australian dollar. The appreciation of the British pound against the Swiss franc and the Euro also generated profits for the Fund.

The energy sector posted profits for the Fund. The price development of various energy products showed a choppy course with small losses being posted at the beginning of the quarter through mid-quarter. Profits were posted at the quarters end trading in a difficult trading environment due to weather conditions and geopolitical pressure.

The interest rate sector posted profits for the Fund. Positive indications regarding the economic recovery in Europe led to rising interest rates in both the short- and long-term segments. Various short positions in several money and capital markets profited from this development. Also, a steepening yield curve in the Euro and the diminishing difference between euro and the U.S. dollar deposits were successfully exploited. After the Bank of England was called to answer to the British Parliament in April regarding the high level of inflation, a rate hike was seen mid-quarter. Other major countries also experienced rising money and capital market rates on the basis of robust economic growth expectations combined with increased inflationary pressures. Various short positions in money and capital market products were therefore very profitable. Sales in government bond contracts in Australia, Germany, the United Kingdom and the United States all achieved good results at the quarter’s end. Profits were also earned with rising money market rates in Europe.

The agricultural sector posted losses for the Fund.  More than usual rain and frost in North America and extreme drought in Europe brought an abrupt end to falling wheat prices at the beginning of the quarter which did not offset short sales that closed out with losses being post to the Fund. Soybean purchases did return a profit mid-quarter due to rising prices after lower than expected crop prospects. Meat and hog purchases did not fare as well. Losses on corn purchases were partially offset by long positions in soybeans and wheat. The cluster eventually ended in the gain.

The metals sector posted losses for the Fund. The metals markets at the beginning of the quarter achieved positive results with purchases of platinum, nickel and zinc which could not offset losses suffered on silver purchases. Purchases of metal contracts were closed with losses due to earlier rising trends not continuing in May. The purchases of gold and silver, as well as copper and nickel, were however loss-making which produced losses being posted to the Fund at quarter’s end.

Stock indices posted losses for the Fund. Profits were posted to the Fund at the beginning of quarter with purchases of various index futures, especially in Europe and the United States. Within Europe, positions in Germany, Switzerland and Sweden were the lead performers. A climate of heightened merger and acquisition activity and a still relatively low interest rate perception gave enough impetus for further rises in stock market levels mid-quarter. Exceptional results were achieved through purchases of broad-based indices in South Korea, as well as Canada, the United Kingdom and the United States. Chinese government officials hinted at the possibility to introduce various new regulations in June which could ease cross-border investment and at the same time narrow the gap between respectively higher mainland China and lower Hong Kong equity valuations. The local Chinese stock market fell harshly while a euphoric mood reigned over the Hong Kong stock market, which led to existing long positions delivering profits to the Fund. However, various stock markets in Europe and North America suffered under the weight of higher interest rates and worries regarding the housing and mortgage market in the United States. As a consequence, the quarter ended with losses being posted to the Fund.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes and all or substantially all of the Fund’s assets are subject to the risk of trading loss.  Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.

The Fund, under the direction of Transtrend B.V, rapidly acquires and liquidates both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor form civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by Transtrend B.V is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended June 30, 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $41,949,971.

	June 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$152,354	0.36%	$270,353	$8,631
Energy	80,087	0.19%	171,482	6,664
Interest Rates	10,815,945	25.78%	16,669,580	2,023,152
Metals	19,095	0.05%	50,412	—
Currencies	5,629	0.01%	15,604	310
Stock Indices	1,562,695	3.73%	2,553,034	155,076

TOTAL	$12,635,805	30.12%	$19,730,465	$2,193,833

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period of time.   The foregoing Value at Risk table — as well as the past performance of the Fund — gives no indication of this “risk of ruin.”

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

Item 4.            Controls and Procedures

MLAI, the Sponsor of ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”), with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

On July 31, 2007, the CFTC issued an order against MLAI and an advisory affiliate, to which MLAI and the affiliate consented, containing findings, which MLAI and the affiliate neither admitted nor denied, that MLAI and the affiliate filed with the NFA a number of annual reports for commodity pools for which they acted as commodity pool operators after the deadline established by the CFTC’s regulations, in violation of CFTC Regulation 4.22(c). MLAI and the affiliate were ordered to cease and desist from violating Regulation 4.22(c) and to pay a civil penalty in the amount of $500,000.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS C

	Subscription Amount	Units	NAV (1)
Apr-07	$—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	385,000.00	385,000.00	1.0000

CLASS D-SM

	Subscription Amount	Units	NAV (1)
Apr-07	$12,000,000	12,000,000	$1.0000
May-07	—	—	1.0532
Jun-07	—	—	1.1117
Jul-07	407,565	341,860	1.1922

CLASS D-TF

	Subscription Amount	Units	NAV (1)
Apr-07	$—	—	n/a
May-07	—	—	n/a
Jun-07	116,913,460.00	105,166,376.00	1.1117
Jul-07	—	—	—

(1) Net Asset Value for all other purposes

(b)         None.

(c)          None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.                                     Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02               Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02:      Are filed herewith.

32.01 and

32.02               Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2007
	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)