Form 10-Q
period 2007-09-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2007-11-14
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-52384

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(Exact Name of Registrant as

specified in its charter)

Delaware	30-0408288
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

Hopewell Building No. 2

1200 Merrill Lynch Drive - First Floor

Pennington, New Jersey 08534

 (Address of principal executive offices)

(Zip Code)

609-274-5838

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

QUARTERLY REPORT FOR SEPTEMBER 30, 2007 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF FINANCIAL CONDITION

(unaudited)

September 30, 2007
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $19,003,910)	$113,529,870
Net unrealized profit on open contracts	8,599,865
Cash	25,904
Deferred initial offering costs	25,000
Accrued interest receivable	469,236
TOTAL ASSETS	122,649,875

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	54,965
Management fee payable	21,331
Initial offering costs payable	50,000
Incentive fee payable	2,317,805
Sponsor’s fee payable	1,381
Redemptions payable	3,633,443
Other	36,409

Total liabilities	6,115,334

MEMBERS’ CAPITAL:
Members’ Interest (98,357,944 Units outstanding and Unlimited Units authorized)	116,534,541
Total members’ capital	116,534,541

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$122,649,875

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF INCOME

(unaudited)

	For the three	For the period April 2,
	months ended	2007 (commencement of
	September 30,	operations)
	2007	to September 30, 2007
TRADING PROFIT (LOSS)

Realized	$2,341,778	$1,556,105
Change in unrealized	(841,290)	8,599,865
Brokerage commissions	(198,399)	(404,202)

Total trading profit	1,302,089	9,751,768

INVESTMENT INCOME:
Interest	1,008,635	2,147,009

EXPENSES:
Management fee	342,000	511,683
Incentive fee	260,355	2,321,440
Sponsor’s fee	3,048	3,048
Other	58,846	104,501

Total expenses	664,249	2,940,672

NET INVESTMENT INCOME (LOSS)	344,386	(793,663)

NET INCOME	$1,646,475	$8,958,105

NET INCOME PER UNIT:

Weighted average number of Units outstanding
Class A**	9,750	9,750
Class C***	504,099	504,099
Class D-SM	11,836,266	11,815,504
Class D-TF*	95,370,695	97,819,616

Net Income per weighted average Unit
Class A**	$0.0779	$0.0779
Class C***	$0.0291	$0.0291
Class D-SM	$0.0169	$0.2084
Class D-TF*	$0.0150	$0.0662

*Class D-TF commenced on June 1, 2007

**Class A commenced on September 1, 2007

***Class C commenced on July 1, 2007

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF CHANGES IN MEMBERS’ CAPITAL

For the period April 2, 2007 (commencement of operations) to September 30, 2007

(unaudited)

				Members’ Capital
	Initial Offering	Subscriptions	Redemptions	September 30, 2007

Class A**	—	9,750	—	9,750
Class C***	—	659,114	(27,091)	632,023
Class D-SM	12,000,000	341,860	(715,603)	11,626,257
Class D-TF*	—	105,166,376	(19,076,462)	86,089,914

Total Members’ Units	12,000,000	106,177,100	(19,819,156)	98,357,944

					Members’ Capital
	Initial Offering	Subscriptions	Redemptions	Net Income	September 30, 2007

Class A**	$—	$9,750	$—	$760	$10,510
Class C***	—	640,397	(26,928)	14,683	628,152
Class D-SM	12,000,000	407,564	(793,058)	2,462,551	14,077,057
Class D-TF*	—	116,913,460	(21,574,749)	6,480,111	101,818,822

Total Members’ Interest	$12,000,000	$117,971,171	$(22,394,735)	$8,958,105	$116,534,541

*Class D-TF commenced on June 1, 2007

**Class A commenced on September 1, 2007

***Class C commenced on July 1, 2007

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”) as of September 30, 2007, the results of its operations for the six months ended September 30, 2007 and for the period April 2, 2007 (commencement of operations) to September 30, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year. The Fund commenced operations on April 2, 2007 and has a fiscal year end of December 31.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with Fund’s Form 10 filed with the Securities Exchange Commission.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates

2.               NET ASSET VALUE PER UNIT

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

At September 30 , 2007 the Net Asset Values of the different Classes of Units are as follows:

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A**	$10,511	$10,510	9,750	$1.0780	$1.0779
Class C***	628,209	628,152	632,023	0.9940	0.9939
Class D-SM	14,077,864	14,077,057	11,626,257	1.2109	1.2108
Class D-TF*	101,837,958	101,818,822	86,089,914	1.1829	1.1827

	$116,554,542	$116,534,541	98,357,944

*Class D-TF commenced on June 1, 2007

**Class A commenced on September 1, 2007

***Class C commenced on July 1, 2007

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

4.               RECENT ACCOUNTING PRONOUNCEMENT

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

Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Class A

	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	$1.0780

Class C

	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	$0.9522	$0.9228	$0.9940

Class D-SM

	Apr.	May	Jun.	July	Aug.	Sept.
2007	$1.0532	$1.1117	$1.1922	$1.1542	$1.1218	$1.2109

Class D-TF

	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	$1.1598	$1.1254	$1.0950	$1.1829

Performance Summary

April 1, 2007 to September 30, 2007

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

July 1, 2007 to September 30, 2007

The Fund posted profits for the third quarter with energy, interest rates, and the agriculture sectors posted gains while the metals, stock indices and the currency sectors posted losses.

The energy sector posted profits for the Fund. While crude oil prices steadily rose, natural gas prices reached new lows and profits were made with both developments at the beginning of the quarter. Losses posted to the Fund mid-quarter were offset at the end of the quarter. The strong march upwards in energy prices translated into excellent profits posted to the Fund on purchases of crude oil and its derived fuels at the end of the quarter.

The interest rate sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter as interest rate markets were primarily focused on the worsening conditions of the sub-prime mortgage sector and its follow-on effect to other credit markets. Furthermore, doubts were raised about the attainability of sharply priced takeovers. This all led to a flight to safe government bonds, which in turn brought down money market rates. Gains were booked with positions profiting from a slower fall of rates in the U.S. in comparison to Europe was not enough to offset losses. The situation regarding the American housing market strongly influenced the turnaround seen from a rising to a falling long term interest rate. The back end of the curve in the U.S. declined in a stronger fashion than seen in the United Kingdom and Europe. This development was profitable for British and European capital and money market sales versus purchased American equivalents and was the determinate for the sector’s gains mid-quarter. The aggressive cut of the federal fund rate led to a strong reduction of the rate difference between the United States and Europe. This convergence was taken advantage of through the capital markets as well as the money markets as profits were posted to the Fund as the quarter ended.

The agriculture sector posted profits for the Fund. Due to promising prospects for the upcoming corn harvest, corn prices fell which favored short positions in grain posting profits for the Fund at the beginning of the quarter. In contrast to many other markets, fundamental reasons did play an important role in the world markets for wheat. Lower harvest expectations resulted in handsome profits for the Fund mid-quarter. Wheat purchases also scored well when prices sharply rose after news released on low supply figures and difficult weather conditions in important wheat growing areas. Further expected scarcity in various commodities forced wheat, soybean, and soybean meal and soybean oil prices upwards resulting in gains posted for the Fund at the end of the quarter.

The metals sector posted losses for the Fund. Copper and lead purchases posted profits to the Fund which was not enough to offset losses in purchases of gold and silver. Long positions in aluminum also posted losses for the Fund at the beginning of the quarter. The commodity markets were in general defined by a massive liquidation of positions leading to the breaking of existing trends.  Even a safe haven such as gold was sold “en masse”  as fears had reached their peak posting losses for the Fund. The quarter ended with small profits being posted to the Fund due to the rising trend of gold and copper prices as well as the falling price of aluminum.

Stock indices posted losses for the Fund. The sudden change of investor sentiment took its toll at the beginning of the quarter especially in the United States where many indices earlier in the quarter reached new contract highs and in Europe losses were felt. The stock markets in Australia and Japan also put in a disappointing performance. Positive exceptions were the purchases in Hong Kong and South Korea which limited the losses for the Fund. The stock market was distinguished by an increasing risk awareness and aversion. Financial stocks had an especially difficult time due to uncertainties of potential sub-prime related losses mid-quarter. Purchases in Hong Kong experienced a significant loss while profits were recorded on sales in Japan. Despite investor concern, most stock indices worldwide, partly due to the confidence instilled by the central banks, the quarter ended with profits being posted to the Fund. This development produced a positive result for various long positions. Positions in technology and telecom related stock indices did especially well. Other over-achievers were purchases of Chinese, South African and Canadian stock indices.

The currency sector posted losses for the Fund. Though the unwinding of the Japanese yen financed loans, so called “carry trades”, the value of the Japanese yen shot up against the other important currencies. This development explains most of the losses posted to the Fund at the beginning of the quarter. Losses continued to be posted to the Fund mid-quarter as the currency markets were also scathed by the increased uncertainties. The U.S. dollar appreciated against many other currencies with losses on purchases of the Australian and New Zealand dollars; Euros and the British pound as a consequence. The British pound also weakened against sold Swiss francs, however, the British pound proved profitable versus purchases of Canadian dollars. The U.S. dollar footed the bill at quarter’s end with the American housing and mortgage market, a forceful rate cut and increasing fear for inflation. Terrain was lost not just against the main G7 currencies but especially in relation to emerging markets currencies. Purchases of South African rand, the Hungarian forint, the Czech crown and the Indian rupee all scored excellently against the greenback. Furthermore, profits were earned on various purchases of a strengthening Canadian dollar as it reached parity versus the U.S. dollar for the first time in 31 years. The appreciation of the Turkish lira versus the Euro and the U.S. dollar also generated a positive contribution.

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

The Fund, under the direction of Transtrend B.V. rapidly acquires and liquidates both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s risk exposure in the various market sectors traded by Transtrend B.V. is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the period April 2, 2007 (commencement of operations) to September 30, 2007, the Fund’s average Month-end Net Asset Value for all other purposes was approximately $74,009,187.

	September 30, 2007
Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value At Risk	Lowest Value At Risk

Agricultural Commodities	$327,669	0.44%	$1,442,390	$2,538
Energy	1,051,189	1.42%	5,878,073	6,362
Interest Rates	7,168,370	9.69%	15,556,636	1,931,446
Metals	534,318	0.72%	1,641,701	—
Currencies	2,167,848	2.93%	8,032,323	102,024
Stock Indices	1,814,423	2.45%	4,147,527	92,733

TOTAL	$13,063,817	17.65%	$36,698,650	$2,135,103

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

CLASS A**

Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	—	—	n/a
Aug-07	—	—	n/a
Sep-07	$9,750	9,750	$1.0000
Oct-07	—	—	1.0780

CLASS C***

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	$385,000	385,000	$1.0000
Aug-07	79,207	83,184	0.9522
Sep-07	176,190	190,930	0.9228
Oct-07	24,999	25,510	0.9940

CLASS D-SM

	Subscription
	Amount	Units	NAV (1)
Apr-07	$12,000,000	12,000,000	$1.0000
May-07	—	—	1.0532
Jun-07	—	—	1.1117
Jul-07	407,564	341,860	1.1922
Aug-07	—	—	1.1218
Sep-07	—	—	1.1542
Oct-07	—	—	1.1218
			1.2109

CLASS D-TF*

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	$116,913,460	105,166,376	$1.1117
Jul-07	—	—	1.1598
Aug-07	—	—	1.1255
Sep-07	—	—	1.0950
Oct-07	—	—	1.1829

(1) Beginning of the period Net Asset Value for all other purposes

*Class D-TF commenced on June 1, 2007

**Class A commenced on September 1, 2007

***Class C commenced on July 1, 2007

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

and 31.02                        Are filed herewith.

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2007	By	/s/ ROBERT D. OLLWERTHER
Robert D. Ollwerther
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2007	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)