Form 10-K
period 2007-12-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2008-03-31
CIK 1399406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

or

☐  Transition Report Pursuant to Section 13

or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-52384

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	30-0408288
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Hopewell Corporate Campus – Building No. 2

1200 Merrill Lynch Drive – First Floor

Pennington, New Jersey 08534

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 274-5838

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Liability Company Interest

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer Accelerated filer Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐ No ☒

The Units of limited liability company interest of the registrant are not publicly traded.  Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As January 31, 2008, units of limited liability company interest with a Net Asset Value of $114,128,762 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2007 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the period ended December 31, 2007, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TRANSTREND DTP FUTURESACCESS LLC

ANNUAL REPORT FOR 2007 ON FORM 10-K

PART I

Item 1:  Business

(a)          General Development of Business:

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit for all other purposes) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Transtrend B.V. (“Transtrend”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”), is the Sponsor (“Sponsor”) and Manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

As of December 31, 2007, the Net Asset Value of the Fund for all other purposes was $112,681,282. As of December 31, 2007, the Net Asset Value per Unit for all other purposes was $1.0999 for Class A, $1.0610 for Class C, $0.9355 for Class D, $1.0610 for Class I, $1.3023 for Class D-SM and $1.2900 for Class D-TF. The Net Asset Value per Unit for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) was $1.0998 for Class A, $1.0608 for Class C, $0.9354 for Class D, $1.0609 for Class I, $1.3022 for Class D-SM and $1.2896 for Class D-TF, and the Net Asset Value of the Fund was $112,656,278.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit for all other purposes for Class A was $1.1716 (October 31, 2007) and the lowest was $1.0780 (September 30, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class C was $1.0795 (October 31, 2007) and the lowest was $0.9228 (August 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class D was $0.9391 (November 30, 2007) and the lowest was $0.9355 (December 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class I was $1.0691 (October 31, 2007) and the lowest was $1.0475 (November 30, 2007). The highest month-end Net Asset Value per Unit for all other purposes for Class D-SM was $1.3177 (October 31, 2007) and the lowest was $1.0532 (April 30, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class D-TF was $1.2900 (December 31, 2007) and the lowest was $1.0950 (August 31, 2007).

(b)          Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

General

The Fund trades in the international futures and forward markets with the objective of achieving substantial capital appreciation.

The Fund has entered into an advisory agreement with Transtrend whereby Transtrend trades the Fund’s assets through a managed account using the Transtrend DTP Enhanced Diversified Program.  In the Transtrend DTP Enhanced Diversified Program, Trastrend applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX, and Nikkei 225), currencies and their cross rates, and minor currency markets.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit Transtrend to trade on a speculative basis in a wide range of different futures and forwards markets on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Assets”.

Market Sectors

Transtrend applies its proprietary systems to a broadly-diversified portfolio of futures and forward markets pursuant to their Transtrend DTP Enhanced Diversified Program. The Transtrend DTP Enhanced Diversified Program may trade in the following markets:  CBOT, CME, EUREX, IME, LME, LIFFE, MATIF, ME, MEFF, NYMEX, NZFOE, SFE, SIMEX, TIFFE, TSE and may expand to include trading in other markets.

 The Fund’s commitments to different types of markets – U.S. and non-U.S., regulated and non-regulated – differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

Many of the Fund’s currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

Custody of Assets

All of the Fund’s assets are currently held in Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S.

Cash Assets

The Fund will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Fund plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions).  Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Fund’s cash balances held in the offset accounts (as described below) – which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund’s account on a daily basis; the Fund’s cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include and the Fund does not earn interest income on the Fund’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

The Fund’s Cash Assets may be greater than, less than or equal to the Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

Interest Earned on the Fund’s U.S. Dollar Cash Assets

The Fund’s U.S. dollar Cash Assets are held in cash at MLPF&S, which utilizes offset accounts

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLPF&S customer accounts, not subject to any Merrill Lynch liability.

MLPF&S credits the Fund, as of the end of each month with interest at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates but not less than 75% of such prevailing rate.  The Fund is credited with interest on any of its assets and net gains actually held by MLPF&S non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch.  Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch pays to the Fund, from possession of such assets.

The use of the offset account arrangements for the Fund’s U.S. dollar Cash Assets may be discontinued by Merrill Lynch at any time.  If Merrill Lynch were to terminate the offset arrangements, it would attempt to invest all of the Fund’s U.S. dollar Cash Assets to the maximum practicable extent in short-term Treasury bills.  All interest earned on the U.S. dollar Available Assets so invested would be paid to the Fund but MLAI would expect the amount of such interest to be less than that available to the Fund under the offset account arrangements.  The remaining U.S. dollar Available Assets of the Fund would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Fund.

The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund’s U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service.  The economic benefits derived by Merrill Lynch – net of the interest credits paid to the Fund and the fee paid to the offset banks – from the offset accounts have not exceeded 0.75% per annum of the Fund’s average daily U.S. dollar Available Assets held in the offset accounts.  These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Sponsor Fees paid by the Fund to MLPF&S and MLAI, respectively.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

Under the single currency margining system implemented for the Fund, the Fund does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any.  MLPF&S provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund’s U.S. dollar Cash Assets.  The Fund does not earn interest on foreign margin deposits provided by MLPF&S. The Fund does, however, earn interest on its non-U.S. dollar Cash Assets.  Specifically, the Fund is credited by Merrill Lynch with interest at prevailing short-term local rates on assets and net gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund.  Merrill Lynch charges the Fund Merrill Lynch’s cost of financing realized and unrealized losses on such positions.

The Fund holds foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Fund’s U.S. dollar Cash Assets.  Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed.  Assets of the Fund while held in foreign currencies are subject to exchange rate risk.

Charges

The following table summarizes the charges incurred by the Fund for the period April 2, 2007 (commencement of operations) to December 31, 2007.

	2007
Charges	Dollar Amount	% of Average Month-End Net Assets (all other purposes) (1)
Other	$155,223	0.18%
Sponsor fee	9,750	0.01%
Management fee	862,994	1.00%
Performance fee	5,282,368	6.13%
Total	$6,310,335	7.32%

(1) Not annualized.

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Asset Values for all other purposes during 2007 equaled $86,161,510

During 2007, the Fund earned $3,463,933 in interest income, or approximately 4.02% of the Fund’s average month-end Net Asset Values for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions	During 2007, the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions was approximately $9.59.

MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor Fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination).  Class D, Class D-SM and Class D-TF do not pay Sponsor fees.

MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%.  Class D, Class D-SM and Class D-TF and Class I Units are subject to sales commissions up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units are not subject to any sales commissions.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid–ask spreads	Bid–ask spreads on forwards and related trades.

MLIB (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLIB or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

TRANSTREND	Annual Performance Fees	25% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year.

TRANSTREND and MLAI	Management fees	Class D-TF pays 1% only. A flat-rate monthly charge of 0.1667 of 1% of the Fund’s month-end assets (a 2.0% annual rate). MLAI receives 50% of the 2% annual rate.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

MLAI, Transtrend and MLPF&S are each subject to regulation by the CFTC and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (the “FINRA”).

(d)          Financial Information about Geographic Areas

The Fund does not engage in material operations in foreign countries, nor is a material portion of the Fund’s revenue derived from customers in foreign countries.

The Fund trades on a number of foreign commodity exchanges.  The Fund does not engage in the sales of goods or services.

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results.  The trading advisor’s past performance may not be representative of how it may trade in the future for the Fund.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention.  The combination of leverage and volatility creates a high degree of risk.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI nor the trading advisor can predict or control — have a material effect on the performance of any managed futures strategy.

Forward Trading

The Fund will trade currencies in the forward in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with a Fund, including transactions through which the Fund is attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisor has not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of its trading advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to trading advisor misconduct.

Changes in Trading Strategy

The trading advisor may make material changes in its trading strategies without the knowledge of MLAI.

Illiquid Markets

Certain positions held by the Fund may become illiquid, preventing the Fund’s trading advisor from acquiring positions otherwise indicated by its strategy or making it impossible for the trading advisor to close out positions against which the market is moving.

Certain futures markets are subject to “daily price limits,” restricting the maximum amount by which the price of a particular contract can change during any given trading day.  Once a contract’s price has moved “the limit,” it may be impossible or economically non-viable to execute trades in such contract.  From time to time, prices have moved “the limit” for a number of consecutive days, making it impossible for traders against whose positions the market was moving to prevent large losses.

Trading on Non-U.S. Exchanges

The trading advisor may trade extensively on non-U.S. exchanges.  These exchanges are not regulated by any United States governmental agency.  The Fund could incur substantial losses trading on foreign exchanges to which it would not have been subject had its trading advisor limited its trading to U.S. markets.

The profits and losses derived from trading foreign futures and forwards will generally be denominated in foreign currencies; consequently, the Fund will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Fund Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Hopewell Corporate Campus Building No. 2, 1200 Merrill Lynch Drive, First Floor, Pennington, New Jersey 08534).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None.

Item 4:   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Members may redeem Units on ten days written notice to MLAI as of the last day of each month at their Net Asset Value for all other purposes, subject to certain early redemption charges.

(b)                               Holders:

As of December 31, 2007, there were 37 holders of Units including MLAI.

(c)                                Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                               Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)           Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A**

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	—	—	n/a
Aug-07	—	—	n/a
Sep-07	$9,750	9,750	$1.0000
Oct-07	—	—	1.0780
Nov-07	24,374	20,804	1.1716
Dec-07	85,983	77,177	1.1141
Jan-08	30,034	24,306	1.0999
Feb-08	—	—	1.0964

CLASS I *****

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	—	—	n/a
Aug-07	—	—	n/a
Sep-07	—	—	n/a
Oct-07	$590,000	590,000	$1.0000
Nov-07	—	—	1.0691
Dec-07	—	—	1.0475
Jan-08	24,874	23,444	1.0610
Feb-08	50,000	47,263	1.0579

CLASS D-SM

	Subscription
	Amount	Units	NAV (1)
Apr-07	$12,000,000	12,000,000	$1.0000
May-07	—	—	1.0532
Jun-07	—	—	1.1117
Jul-07	407,565	341,860	1.1922
Aug-07	—	—	1.1542
Sep-07	—	—	1.1218
Oct-07	—	—	1.2109
Nov-07	—	—	1.3177
Dec-07	3,191,949	2,469,020	1.2928
Jan-08	1,711,290	1,314,052	1.3023
Feb-08	2,146,082	1,651,086	1.2998

CLASS C***

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	$385,000	385,000	$1.0000
Aug-07	79,208	83,184	0.9522
Sep-07	176,190	190,930	0.9228
Oct-07	24,999	25,150	0.9940
Nov-07	44,999	41,685	1.0795
Dec-07	100,294	95,262	1.0530
Jan-08	287,996	271,438	1.0610
Feb-08	648,889	614,071	1.0567

CLASS D ****

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	—	—	n/a
Jul-07	—	—	n/a
Aug-07	—	—	n/a
Sep-07	—	—	n/a
Oct-07	—	—	n/a
Nov-07	$750,000	750,000	1.0000
Dec-07	750,000	798,637	0.9391
Jan-08	750,000	801,796	0.9355
Feb-08	—	—	0.9336

CLASS D-TF*

	Subscription
	Amount	Units	NAV (1)
Apr-07	—	—	n/a
May-07	—	—	n/a
Jun-07	$116,913,460	105,166,376	$1.1117
Jul-07	—	—	1.1598
Aug-07	—	—	1.1255
Sep-07	—	—	1.0950
Oct-07	—	—	1.1829
Nov-07	—	—	1.2891
Dec-07	—	—	1.2678
Jan-08	—	—	1.2900
Feb-08	264,708	205,439	1.2885

(1) Beginning of the period Net Asset Value for all other purposes

*Class D-TF commenced on June 1, 2007
**Class A commenced on September 1, 2007
***Class C commenced on July 1, 2007
****Class D commened on November 1, 2007
*****Class I commenced on October 1, 2007

Class A Units are subject to sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D, Class D-SM, Class D-TF and Class I Units are subject to sales commissions up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amount. Class C Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:  Selected Financial Data

The following selected financial data has been derived from the financial statement of the Fund.

Statement of Operation	For the period April 2, 2007 (1) to December 31,2007
TRADING PROFIT (LOSS)

Realized	$18,830,414
Change in unrealized	3,742,826
Brokerage commissions	(580,731)

Total trading profit	21,992,509

INVESTMENT INCOME:
Interest	3,463,933

EXPENSES:
Management fee	862,994
Performance fee	5,282,368
Sponsor fee	9,750
Other	155,223

Total expenses	6,310,335

NET INVESTMENT LOSS	(2,846,402)

NET INCOME	$19,146,107

(1) Commencement of operation

Balance Sheet Data	December 31, 2007

Members’ Capital	$112,656,278
Net Asset Value per Series A Unit**	$1.0998
Net Asset Value per Series C Unit***	$1.0608
Net Asset Value per Series D Unit****	$0.9354
Net Asset Value per Series I Unit******	$1.0609
Net Asset Value per Series D-SM Unit	$1.3022
Net Asset Value per Series D-TF Unit*	$1.2896

*Class D-TF commenced on June 1, 2007
**Class A commenced on September 1, 2007
***Class C commenced on July 1, 2007
****Class D commenced on November 1, 2007
*****Class I commenced on October 1, 2007

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes initial offering costs payable to MLAI over twelve months for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2007, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A**	$118,495	$118,484	107,731	$1.0999	$1.0998
Class C***	798,078	797,979	752,226	1.0610	1.0608
Class D****	701,608	701,576	750,000	0.9355	0.9354
Class I*****	625,977	625,944	590,000	1.0610	1.0609
Class D-SM	17,928,995	17,927,148	13,766,729	1.3023	1.3022
Class D-TF*	92,508,129	92,485,147	71,713,429	1.2900	1.2896

	$112,681,282	$112,656,278	87,680,115

*Class D-TF commenced on June 1, 2007
**Class A commenced on September 1, 2007
***Class C commenced on July 1, 2007
****Class D commenced on November 1, 2007
*****Class I commenced on October 1, 2007

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for “all other purposes”.

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$1.0780	$1.1716	$1.1141	$1.0999

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	N/A	$0.9522	$0.9228	$0.9940	$1.0795	$1.0530	$1.0610

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$0.9391	$0.9355

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$1.0691	$1.0475	$1.0610

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS D-SM

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	$1.0532	$1.1117	$1.1922	$1.1542	$1.1218	$1.2109	$1.3177	$1.2928	$1.3023

MONTH-END NET ASSET VALUE PER INITIAL UNIT - CLASS D-TF

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	$1.1598	$1.1255	$1.0950	$1.1829	$1.2891	$1.2678	$1.2900

Pursuant to CFTC policy, monthly performance is presented from April 2, 2007 (commencement of operations).

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2007

Type of Pool: Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2007

Aggregate Subscriptions: $120,107

Current Capitalization:  $118,495

Worst Monthly Drawdown(2): (4.91)% ( November 2007 )

Worst Peak-to-Valley Drawdown(3): (6.12)% ( October-December 2007)

Net Asset Value per Unit for Class A, December 31, 2007:  $1.0999

Monthly Rates of Return-Class A (4)

Month	2007
January	—
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	7.80%
October	8.68
November	(4.91)
December	(1.27)
Compound Annual Rate of Return	9.99%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since September 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since September 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 9.93%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2007

Type of Pool: Single Advisor Non-“Principal Protected”(1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:   $810,690

Current Capitalization:   $798,078

Worst Monthly Drawdown(2):  (4.78)% (July 2007)

Worst Peak-to-Valley Drawdown(3):  (3.09)% (July-August 2007)

Net Asset Value per Unit for Class C, December 31, 2007: $1.0610

Monthly Rates of Return-Class C (4)

Month	2007
January	—
February	—
March	—
April	—
May	—
June	—
July	-4.78%
August	(3.09)
September	7.71
October	8.60
November	(2.45)
December	0.76
Compound Annual Rate of Return	6.10%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since July 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since July 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 6.08%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: November 1, 2007

Aggregate Subscriptions:    $1,500,000

Current Capitalization:   $701,608

Worst Monthly Drawdown(2):  (6.09)% ( November 2007)

Worst Peak-to-Valley Drawdown(3):  (0.38)%  ( November-December 2007 )

Net Asset Value per Unit for Class D, December 31, 2007:   $0.9355

Monthly Rates of Return-Class D (4)

Month	2007
January	—
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	—
November	-6.09%
December	(0.39)
Compound Annual Rate of Return	-6.46%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since November 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since November 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is -6.46%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: October 1, 2007

Aggregate Subscriptions:  $590,000

Current Capitalization:   $ 625,977

Worst Monthly Drawdown(2):  (2.03)% ( November 2007 )

Worst Peak-to-Valley Drawdown(3):  (0.76)%  ( October-December 2007)

Net Asset Value per Unit for Class I, December 31, 2007:   1.0610

Monthly Rates of Return-Class I (4)

Month	2007
January	—
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	6.91%
November	(2.03)
December	1.29
Compound Annual Rate of Return	6.10%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since October 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since October 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 6.10%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS D-SM UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:   $15,599,515

Current Capitalization:   $17,928,995

Worst Monthly Drawdown(2):  (3.19)% ( July 2007 )

Worst Peak-to-Valley Drawdown(3):  (5.90)%  ( June - August 2007)

Net Asset Value per Unit for Class D-SM, December 31, 2007:   1.3023

Monthly Rates of Return-Class D-SM (4)

Month	2007
January	—
February	—
March	—
April	5.32%
May	5.56
June	7.24
July	(3.19)
August	(2.80)
September	7.94
October	8.83
November	(1.89)
December	0.74
Compound Annual Rate of Return	30.23%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 2, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 2, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 30.22%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS D-TF UNITS) (5)

December 31, 2007

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $116,913,460

Current Capitalization:   $92,508,129

Worst Monthly Drawdown(2):  (2.96)% ( July 2007 )

Worst Peak-to-Valley Drawdown(3):  (5.58)%  ( June-August 2007)

Net Asset Value per Unit for Class D-TF, December 31, 2007:   1.2900

Monthly Rates of Return-Class D-TF (4)

Month	2007
January	—
February	—
March	—
April	—
May	—
June	4.33%
July	(2.96)
August	(2.70)
September	8.03
October	8.97
November	(1.65)
December	1.75
Compound Annual Rate of Return	16.04%

(1) Certain Funds, including Funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such Funds as “principal protected”.  The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since June 1, 2007 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since June 1, 2007 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S.GAAP is 16.01%.

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operational Overview

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

The Fund is unlikely to be profitable in markets in which such trends do not occur.  Static or erratic prices are likely to result in losses.  Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

While there can be no assurance that Fund will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

Results of Operations

General

Transtrend’s objective in providing trading management services is to effect appreciation of the assets of its clients through the speculative trading of financial instruments of any kind, which includes without limitation: (i) futures contracts that are now traded, or may be traded in the future, on exchanges located in the United States and abroad and options on such futures contracts and (ii) foreign currencies, foreign currency futures contracts, foreign currency forward contracts, foreign currency forward contracts and options relating thereto.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

2007

Total Trading Profit (Loss)
Energy	$16,870,834
Interest Rates	10,066,046
Agriculture	3,148,480
Metals	1,126,158
Stock Indicies	(7,739,787)
Currencies	(1,433,674)
Subtotal	$22,038,057
Brokerage Commissions Payable	(45,548)
Total	$21,992,509

The Fund posted profits for the year with the energy, interest rates, agriculture, and the metals sector posting gains while the currency and stock indices posted losses. The Fund’s commencement of operations started April 2, 2007.

The energy sector posted profits for the Fund. The price development of various energy products showed a choppy course with losses posted to the Fund at the beginning through the middle of the second quarter. However, profits were posted at the quarter end in spite of a difficult trading environment due to weather conditions and geopolitical pressure. While crude oil prices steadily rose, natural gas prices reached new lows and profits were made with both developments at the beginning of the third quarter. Losses posted to the Fund mid-quarter were offset at the end of the third quarter due to the strong march upwards in energy prices translated into excellent profits posted to the Fund on purchases of crude oil and its derived fuels. Sales of natural gas suffered losses at the end of the year to be offset by crude oil. The price of crude oil reached its highest level for the year due to excellent profits achieved on purchases of oil and other energy derivatives. Therefore, the year ended with profits being posted to the Fund.

The interest rates sector posted profits for the Fund. Positive indications regarding the economic recovery in Europe led to rising interest rates at the beginning of the second quarter in both the short and long term segments. Various short positions in several money and capital markets profited from this development. Also, a steepening yield curve in the euro and the diminishing difference between euro and the U.S. dollar deposits were successfully exploited. After the Bank of England was called to answer to the British Parliament in April regarding the high level of inflation, a rate hike was seen mid-quarter. Other major countries also experienced rising money and capital market rates on the basis of robust economic growth expectations combined with increased inflationary pressures. Various short positions in money and capital market products were therefore very profitable. Sales in government bond contracts in Australia, Germany, the United Kingdom and the United States all achieved good results at the quarter’s end. Profits were also earned with rising money market rates in Europe. Losses were posted to the Fund at the beginning of the third quarter as interest rate markets were primarily focused on the worsening conditions of the sub-prime mortgage sector and its follow-on effect to other credit markets. Furthermore, doubts were raised about the attainability of sharply priced takeovers. This all led to a flight to safe government bonds, which in turn brought down money market rates. The situation regarding the American housing market strongly influenced the turnaround seen from a rising to a falling long term interest rate. The back end of the curve in the U.S. declined in a stronger fashion than seen in the United Kingdom and Europe. This development was profitable for British and European capital and money market sales versus purchased American equivalents was the determinate for gains being posted to the Fund the middle of the third quarter. The aggressive cut of the U.S. federal fund rate led to a strong reduction of the rate difference between the United States and continental Europe. This convergence was taken advantage of through the capital markets as well as the money markets as profits were posted to the Fund at the end of the third quarter. Half way through October, the U.S. Fed Chairman Bernanke released comments tempering runaway inflation concerns due to the weakening dollar. This was a turning point for the rising interest rates seen in the U.S. and Europe. Long German bond positions profited while short positions in comparable South Korean bond contracts showed losses. U.S. and European deposit contracts suffered minor losses. Both short and long term interest rates in continental Europe rose in relation to rates in the United States. A persistent inflation rate in Europe and disappointing American figures, which further exposed the weakness of the U.S. economy, formed the basis for this development. Various positions took advantage of this situation. Respective positions anticipating a similar divergence between the United Kingdom and the United States however, did not bring the desired results. This was partially caused by increasing expectations that the Bank of England would reduce the base rate in 2008. The year ended with profits being posted to the Fund.

The agriculture sector posted profits for the Fund. More than usual rain and frost in North America and extreme drought in Europe brought an abrupt end to falling wheat prices at the beginning of the second quarter which did not offset short sales that closed out with losses being post to the Fund. Soybean purchases did return a profit mid-quarter due to rising prices after lower than expected crop prospects. Meat and hog purchases did not fare as well. Losses on corn purchases were partially offset by long positions in soybeans and wheat as the second quarter ended with profits being posted to the Fund. Due to promising prospects for the upcoming corn harvest, corn prices fell which favored short positions in grain posting profits to the Fund at the beginning of the third quarter. In contrast to many other markets, fundamental reasons did play an important role in the world markets for wheat. Lower harvest expectations resulted in profits to the Fund mid-quarter. Wheat purchases also scored well when prices sharply rose after news released on low supply figures and difficult weather conditions in important wheat growing areas. Further expected scarcity in various commodities forced wheat, soybean, and soybean meal and soybean oil prices upwards resulting in gains posted to the Fund at the end of the third quarter. The prices of corn, soybeans, soybean meal, and soybean oil continued their upward trend with strength. Long positions in these products therefore delivered good results. Sales of wheat and sugar produced losses which were partially offset by profits earned on coffee purchases as the year ended with profits being posted to the Fund.

The metals sector posted profits for the Fund. The metals markets at the beginning of the second quarter achieved positive results with purchases of platinum, nickel and zinc which could not offset losses suffered on silver purchases. Purchases of metal contracts were closed with losses due to earlier rising trends not continuing in May. The purchases of gold and silver, as well as copper and nickel were however loss-making which produced losses being posted to the Fund at quarters end. Copper and lead purchases posted profits to the Fund which was not enough to offset losses in purchases of gold and silver. Long positions in aluminum also posted losses to the Fund at the beginning of the third quarter. The commodity markets were in general defined by a massive liquidation of positions leading to the breaking of existing trends.  Even a safe haven such as gold was sold “en masse” as fears had reached their peak posting losses to the Fund. The third quarter ended with small profits being posted to the Fund due to the rising trend of gold and copper prices as well as the falling price of aluminum. Besides purchases of the precious metals gold and silver producing gains, sales of base metals such as aluminum, copper, nickel and zinc produced profits to the Fund as the year ended.

The currency sector posted losses for the Fund. A slower growing pace of the economy in the United States pushed the U.S. dollar to a historic low against the euro at the beginning of the second quarter. Purchases of euros, British pounds, Australian and New Zealand dollars versus the U.S. dollar produced excellent profits. The currencies of emerging economies such as the Hungarian forint, Turkish lira and Israel shekel also generated healthy profits due to their appreciation against the U.S. dollar. Sales of the Japanese yen, which again weakened in relation to other important currencies, also appeared to be highly profitable. In relation to the euro, gains were earned on long positions in the Polish zloty. The weaker Japanese yen and the stronger Canadian dollar formed the basis of profits being posted to the Fund mid-quarter. Profits were also earned on short positions in the Japanese yen against the U.S. dollar and Mexican Nuevo peso. Profits were posted to the Fund at the end of the second quarter due to the weakness of the Japanese yen, which reached new historical lows versus various currencies. An unexpected rate hike from the Central Bank of New Zealand caused an appreciation of the local currency as well as bringing up the Australian dollar. The appreciation of the British pound against the Swiss franc and the euro also generated profits to the Fund. The third quarter began with losses as being posted to the Fund due to the unwinding of the Japanese yen financed loans, so called “carry trades”, the value of the Japanese yen shot up against the other important currencies. Losses continued to be posted to the Fund mid-quarter as the currency markets were also scathed by the increased uncertainties. The U.S. dollar appreciated against many other currencies with losses on purchases of the Australian and New Zealand dollars; Euros and the British pound as a consequence. The British pound also weakened against sold Swiss francs, however, the British pound proved profitable versus purchases of Canadian dollars. The U.S. dollar footed the bill at the end of the third quarter with the American housing and mortgage market, a forceful rate cut and increasing fear for inflation. Terrain was lost not just against the main G7 Currencies but especially in relation to emerging markets currencies. Purchases of South African rand, the Hungarian forint, the Czech crown and the Indian rupee all scored excellently against the U.S. dollar. Furthermore, profits were earned on various purchases of a strengthening Canadian dollar as it reached parity versus the U.S. dollar for the first time in 31 years. The appreciation of the Turkish lira versus the Euro and the U.S. dollar also generated a positive contribution.  The weakening U.S. dollar, the Canadian dollar, often perceived by the market as an energy currency experienced a very robust appreciation against many other currencies. The unexpected revival of the U.S. dollar in the first half of December forced short U.S. dollar positions against several European currencies, the Mexican peso and the South African rand into the red. Various sales of the Japanese yen were affected by its choppy character so sizable losses were suffered. The euro currency purchased with Canadian dollars also booked a negative result. Despite tensions along the

Turkish Iraqi border, the Turkish lira still appreciated versus the euro and the U.S. dollar. This produced profits but not enough to keep the losses being posted to the Fund as the year ended.

Stock indices posted losses for the Fund. Profits were posted to the Fund at the beginning of the second quarter with purchases of various index futures, especially in Europe and the United States. Within Europe, positions in Germany, Switzerland and Sweden were the lead performers. A climate of heightened merger and acquisition activity and a still relatively low interest rate perception gave enough impetus for further rises in stock market levels mid-quarter. Exceptional results were achieved through purchases of broad-based indices in South Korea, as well as Canada, the UK and the US. Chinese government officials hinted at the possibility to introduce various new regulations in June which could ease cross-border investment and at the same time narrow the gap between respectively higher mainland China and lower Hong Kong equity valuations. The local Chinese stock market fell harshly while a euphoric mood reigned over the Hong Kong stock market, which led to existing long positions delivering profits to the Fund. However, various stock markets in Europe and North America suffered under the weight of higher interest rates and worries regarding the housing and mortgage market in the United States. As a consequence, the second quarter ended with losses being posted to the Fund. The sudden change of investor sentiment took its toll at the beginning of the third quarter especially in the United States where many indices earlier in the year reached new contract highs and in Europe losses were felt. The stock markets in Australia and Japan also put in a disappointing performance. Positive exceptions were the purchases in Hong Kong and South Korea which limited the losses to the Fund. The stock market was distinguished by an increasing risk awareness and aversion. Financial stocks had an especially difficult time due to uncertainties of potential sub-prime related losses mid-quarter. Purchases in Hong Kong experienced a significant loss while profits were recorded on sales in Japan. Despite investor concern, most stock indices worldwide, partly due to the confidence instilled by the central banks, ended the third quarter with profits being posted to the Fund. This development produced a positive result for various long positions. Positions in technology and telecom related stock indices did especially well. Other over-achievers were purchases of Chinese, South African and Canadian stock indices. The stock markets showed a mixed picture at the beginning of the fourth quarter. Chinese shares listed in Hong Kong reached new highs which led to gains on long positions. Purchases of blue chip indices in the U.S. and Sweden suffered losses while similar positions in Australia and Canada were profitable. Technology and telecom stocks were very much in demand in Europe and the U.S. which translated in profits being posted to the Fund. Increased insecurity and suspicions regarding future yet to be released losses on sub-prime portfolios held by major financial institutions caused many investors to adjust their trust levels, thus pushing the stock markets lower. Very few clear directions were experienced in the stock markets. Purchases in Japan, Australia, the United Kingdom, and Spain let to disappointing results. Losses were felt in North and South America on both long and short positions ending the year with losses.

Variables Affecting Performance

The principal variables that determine the net performance of the Fund are gross profitability from the Fund’s trading activities and interest income.

During the period set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels.  The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Fund’s profitability.  In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Fund’s Management Fees and Sponsor Fees are a constant percentage of the Fund’s assets.  Brokerage Commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  The Performance Fees payable to Transtrend are based on the new Trading Profits generated by the Fund excluding interest and after reduction of the Brokerage Commissions.

Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits.  Most of the contracts traded by the Fund are highly liquid and can be closed out at any time.

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business have no material impact on the Fund.

Liquidity; Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Fund’s assets are held in cash. The Net Asset Value of the Fund’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

Because substantially all of the Fund’s assets are held in cash, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices, except in very unusual circumstances. This permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund’s positions and assets, the Fund’s monthly Net Asset Value calculations are precise, and investors need to provide ten business days notice to receive the full redemption proceeds of their Units on the last business day of any month.

(The Fund has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Item 7A: Quantitative and Qualitative Disclosures About Market Risks

Introduction

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

The Fund, under the direction of Transtrend, rapidly acquires and liquidates both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s risk exposure in the various market sectors traded by the Fund is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. During the fiscal period 2007, the Fund’s average month-end Net Asset Value for all other purposes was approximately $86,161,510.

	December 31, 2007
	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$844,136	0.98%	$2,398,107	$2,538
Energy	1,434,362	1.66%	5,878,073	6,362
Interest Rates	6,304,905	7.32%	15,513,347	1,931,446
Metals	672,263	0.78%	1,641,701	6,571
Currencies	2,303,823	2.67%	8,032,323	102,024
Stock Indices	1,817,777	2.11%	4,147,528	93,257

TOTAL	$13,377,266	15.52%	$37,611,079	$2,142,198

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Transtrend for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2007, by market sector.

Interest Rates.

Interest rate risk is the principal market exposure of the Fund.  Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund also takes positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies.

The Fund trades in a number of currencies. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Metals.

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2007. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2007.

Foreign Currency Balances.

The Fund’s primary foreign currency balances are in Japanese yen, Swedish Krona and Euros.

U.S. Dollar Cash Balance.

The Fund holds U.S. dollars only in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Transtrend to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that Transtrend has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of simply of the ongoing process of monitoring Transtrend with the market risk controls being applied by Transtrend itself.

Risk Management

Transtrend attempts to control risk in all aspects of the investment process — from confirmation of a trend to determining the optimal exposure in a given market, and to money management issues such as the startup or upgrade of investor accounts.  Transtrend double checks the accuracy of market data, and will not trade a market without multiple price sources for analytical input.  In constructing a portfolio, Transtrend seeks to control overall risk as well as the risk of any one position, and Transtrend trades only markets that have been identified as having positive performance characteristics.  Trading discipline requires plans for the exit of a market as well as for entry.  Transtrend factors the point of exit into the decision to enter (stop loss).  The size of the Funds’ positions in a particular market is not a matter of how large a return can be generated but of how much risk it is willing to take relative to that expected return.

To attempt to reduce the risk of volatility while maintaining the potential for excellent performance, proprietary research is conducted on an ongoing basis to refine the Transtrend investment strategies.  Research may suggest substitution of alternative investment methodologies with respect to particular contracts; this may occur, for example, when the testing of a new methodology has indicated that its use might have resulted in different historical performance.  In addition, risk management research and analysis may suggest modifications regarding the relative weighting among various contracts, the addition or deletion of particular contracts for a program, or a change in position size in relation to account equity.  The weighting of capital committed to various markets in the investment programs is dynamic, and Transtrend may vary the weighting at its discretion as market conditions, liquidity, position limit considerations and other factors warrant.

Transtrend may determine that risks arise when markets are illiquid or erratic, which may occur cyclically during holiday seasons, or on the basis of irregularly occurring market events.  In such cases, Transtrend at its sole discretion may override computer-generated signals and may at times use discretion in the application of its quantitative models, which may affect performance positively or negatively.

Adjustments in position size in relation to account equity have been and continue to be an integral part of Transtrend’s investment strategy.  At its discretion, Transtrend may adjust the size of a position in relation to equity in certain markets or entire programs.  Such adjustments may be made at certain times for some programs but not for others.

Factors which may affect the decision to adjust the size of a position in relation to account equity include ongoing research, program volatility, assessments of current market volatility and risk exposure, subjective judgment, and evaluation of these and other general market conditions

Non-Trading Risk

The Fund controls the non-trading exchange rate risk by regularly converting foreign balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S.

Item 8: Financial Statements and Supplementary Data

	Fourth	Third	Second
	Quarter	Quarter	Quarter (2)
	2007	2007	2007
Total Income	$13,557,665	$2,310,724	$9,588,053
Total Expenses	(3,369,663)	(664,249)	(2,276,423)
Net Income	$10,188,002	$1,646,475	$7,311,630

Net Income per Unit (1)	$0.1077	$0.0153	$0.1561

(1) The net income per weighted average unit is based on the weighted average of the total units for each quarter.

(2) Commencement of operations April 2, 2007

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Fund’s independent registered public accounting firm on accounting and financial disclosure.

Item 9A: Controls and Procedures

MLAI LLC, the Manager of the Fund, with the participation of the Manager’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B:  Other Information

Not Applicable

PART III

Item 10: Directors, Executive officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Steven B. Olgin	Vice President and Manager

Thomas W. Lee	Vice President and Manager

Shawn T. Wells	Vice President

Paul Morton is the Chief Executive Officer President and Manager of MLAI, and also serves as the COO for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As COO of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as COO of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is the Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration – Accounting and is a Certified Public Accountant.

Steven B. Olgin is a Vice President and a Manager of the Manager, is registered with NFA as a principal of the Manager and is a Managing Director of Merrill Lynch Global Private Client (“GPC”).  Before joining the Manager in 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin, from 1986 until 1994.  Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics, and received his Juris Doctor from The John Marshall Law School.  Mr. Olgin was a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for NFA.

Thomas W. Lee is a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the Manager, and his registration as a principal of the Manager is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

 Shawn Wells is a Vice President of the Manager and the General Counsel, a position he has held since October 2005.  Prior to that time, Mr. Wells served as Senior Associate General Counsel at Franklin Templeton Investments, serving as Chief Counsel of the firm’s International and Alternative Strategies divisions from October 1996 to December 1997 and again from September 1998 to October 2005.  Mr. Wells is a Certified Public Accountant, and received a BBA in Finance and Accounting from the University of Texas at Austin, and his JD from Southern Methodist University, where he was an editor of the SMU Law Review.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Trend-Following Futures Fund L.P., ML Select Futures I L.P., ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Winton FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML APM Global Commodity FuturesAccess LLC, ML Chesapeake FuturesAccess LLC, ML Systematic Momentum FuturesAccess LLC and the Fund. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics, as of the end of the period covered by this report, which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by Merrill Lynch in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays Brokerage Commissions to an affiliate of MLAI and Sponsor Fees to MLAI.  MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Title of class Percent of class	Name of beneficial owner	Amount and nature of beneficial ownership

Units of Limited Liability Company Interest 82.06%	ML Trend-Following Fund LP	74,319,145 Class D-TF Units

Units of Limited Liability Company Interest 15.35%	ML Systematic Momentum FuturesAccess LLC	13,766,728 Class D-SM Units

(b)           Security Ownership of Management:

As of December 31, 2007, MLAI owned no Unit-equivalent Member interests. The principals of MLAI did not own any Units, and Transtrend did not own any Units.

(c)           Changes in Control:

None.

Item 13: Certain Relationships and Related Transactions, and Director Indepencence

(a)           Transactions between Merrill Lynch and the Fund

All of the service providers to the Fund, other than Transtrend, are affiliates of Merrill Lynch or have been approved by Merrill Lynch.  Merrill Lynch negotiated with Transtrend over the level of its management fees and performance fees. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they could be higher than would have been obtained in arms-length bargaining.

The Fund pays Merrill Lynch substantial Brokerage Commissions and Sponsor Fees as well as bid-ask spreads on forward currency trades. The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the Merrill Lynch organization, MLAI is the beneficiary of the revenues received by different Merrill Lynch entities from the Fund.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Fund, MLAI makes substantial profits from the Fund due to the foregoing revenues.

No loans have been, are or will be outstanding between MLAI or any of its principals and the Fund.

MLAI pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)           Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Fund.

In 2007, the Fund expensed:  (i) Brokerage Commissions of $580,731 to MLPF&S and $862,994 in management fees earned by Transtrend and MLAI,(ii) Sponsor Fees of $9,750 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)           Indebtedness of Management:

None.

(d)           Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)           Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the period ended December 31, 2007 were $91,000.

(b)           Audit-Related Fees

There were no other audit-related fees billed for the period ended December 31, 2007, related to the Fund.

(c)           Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the period ended December 31, 2007 were $64,000.

(d)           All Other Fees

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the period ended December 31, 2007 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statement of Financial Condition as of December 31, 2007	2

	Statement of Income for the period April 2, 2007 (commencement of operations) to December 31, 2007	3

	Statement of Changes in Member’s Capital for the period April 2, 2007 (commencement of operations) to December 31, 2007	4-5

	Financial Data Highlights for the period April 2, 2007 (commencement of
	operations) to December 31, 2007	6

	Notes to Financial Statements	7-13

2.             Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation		Description

3.01		Certificate of Formation of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.01:

Is incorporated herein by reference from Exhibit 3.01 contained in the Registration Statement (File No. 000-52701) filed on December 20, 2004, on Form 10 under the Securities Exchange Act of 1934 (the “Registrant’s Registration Statement”).

3.02	3.02	Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced Global Commodity FuturesAccess LLC.

Exhibit 3.02		Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Registration Statement

3.03	10.01	Institutional Futures Client Account between ML Transtrend DTP Enhanced FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:		Is incorporated by reference from Exhibit 10.01 contained in the Registrant’s Registration Statement.

3.04	10.02	Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend.

Exhibit 10.02:		Is incorporated hereby by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

13.01		2007 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:		Is filed herewith.

31.01 and 31.02		Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:		Are filed herewith.

32.01 and 32.02		Section 1350 Certifications

Exhibit 32.01
and 32.02:		Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC
By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/ Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2008
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2008
Barbra E. Kocsis

/s/ Steven B. Olgin	Vice President and Manager	March 31, 2008
Steven B. Olgin

/s/ Thomas W. Lee	Vice President and Manager	March 31, 2008
Thomas W. Lee

/s/ Shawn T. Wells	Vice President	March 31, 2008
Shawn T. Wells

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

2007 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2007 Annual Report and Report of Independent Registered Public Accounting Firm

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

32.01 and 32.02	Section 1350 Certifications