Form 10-Q
period 2008-03-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2008-05-14
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Hopewell Corporate Campus, Building No. 2

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for registrant’s outstanding equity that is readily determinable.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	March 31 , 2008	December 31, 2007
	(unaudited)
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $10,660,338 for 2008 and $16,474,936 for 2007)	$135,621,888	$117,567,915
Net unrealized profit on open contracts	1,820,788	3,742,826
Cash	39,948	—
Deferred organization cost	—	12,500
Accrued interest receivable	272,746	420,348
TOTAL ASSETS	$137,755,370	$121,743,589

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$29,786	$45,548
Management fee payable	118,529	89,876
Initial offering costs payable	50,000	50,000
Performance fee payable	2,643,059	4,716,569
Sponsor fee payable	10,248	3,863
Redemptions payable	6,310,179	4,152,868
Other	26,263	28,587

Total liabilities	9,188,064	9,087,311

MEMBERS’ CAPITAL:
Members’ Interest (94,045,955 and 87,680,115 Units outstanding, unlimited Units authorized)	128,567,306	112,656,278
Total members’ capital	128,567,306	112,656,278

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$137,755,370	$121,743,589

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENT OF OPERATIONS

For the three months ended March 31, 2008

(unaudited)

For the three months ended
March 31, 2008
TRADING PROFIT (LOSS):

Realized	$12,947,588
Change in unrealized	(1,922,038)
Brokerage commissions	(142,797)

Total trading profit	10,882,753

INVESTMENT INCOME:
Interest	889,685

EXPENSES:
Management fee	388,748
Performance fee	2,613,194
Sponsor fee	16,588
Other	51,228

Total expenses	3,069,758

NET INVESTMENT LOSS	(2,180,073)

NET INCOME	$8,702,680

NET INCOME PER UNIT:

Weighted average number of Units outstanding
Class A	199,530
Class C	1,977,503
Class D	1,889,794
Class I	660,658
Class D-SM	17,122,192
Class D-TF	72,005,554

Net Income per weighted average Unit
Class A	$0.0490
Class C	$0.0564
Class D	$0.0549
Class I	$0.0727
Class D-SM	$0.0911
Class D-TF	$0.0954

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2008

(unaudited)

	Members’ Capital			Members’ Capital
	December 31, 2007	Subscriptions	Redemptions	March 31, 2008

Class A	107,731	220,784	—	328,515
Class C	752,226	2,518,883	—	3,271,109
Class D	750,000	1,815,789	(750,000)	1,815,789
Class I	590,000	117,824	—	707,824
Class D-SM	13,766,729	5,787,200	—	19,553,929
Class D-TF	71,713,429	670,936	(4,015,576)	68,368,789

Total Members’ Units	87,680,115	11,131,416	(4,765,576)	94,045,955

	Members’ Capital				Members’ Capital
	December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	March 31, 2008

Class A	$118,484	$253,830	$—	$9,768	$382,082
Class C	797,979	2,756,300	—	111,626	3,665,905
Class D	701,576	1,749,999	(747,000)	103,828	1,808,403
Class I	625,944	127,480	—	48,059	801,483
Class D-SM	17,927,148	7,732,063	—	1,559,432	27,218,643
Class D-TF	92,485,147	898,855	(5,563,179)	6,869,967	94,690,790

Total Members’ interest	$112,656,278	$13,518,527	$(6,310,179)	$8,702,680	$128,567,306

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Transtrend B.V. (“Transtrend”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the Sponsor (“Sponsor”) and Manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker.

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of March 31, 2008 and the results of its operations for the three months ended March 31, 2008.  However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities Exchange Commission for the period ended December 31, 2007.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. Certain prior year items have been reclassified to conform to the current year presentation.

2.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the total initial offering costs payable to MLAI for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months.  Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at March 31, 2008 and December 31, 2007 are as follows:

March 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$382,126	$382,082	328,515	$1.1632	$1.1631
Class C	3,666,318	3,665,905	3,271,109	1.1208	1.1207
Class D	1,808,574	1,808,403	1,815,789	0.9960	0.9959
Class I	801,579	801,483	707,824	1.1325	1.1323
Class D-SM	27,222,673	27,218,643	19,553,929	1.3922	1.3920
Class D-TF	94,721,041	94,690,790	68,368,789	1.3854	1.3850

	$128,602,311	$128,567,306	94,045,955

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$118,495	$118,484	107,731	$1.0999	$1.0998
Class C	798,078	797,979	752,226	1.0610	1.0608
Class D	701,608	701,576	750,000	0.9355	0.9354
Class I	625,977	625,944	590,000	1.0610	1.0609
Class D-SM	17,928,995	17,927,148	13,766,729	1.3023	1.3022
Class D-TF	92,508,129	92,485,147	71,713,429	1.2900	1.2896

	$112,681,282	$112,656,278	87,680,115

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Transtrend, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Transtrend to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of advisor monitoring, with the market risk controls being applied by Transtrend.

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

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity futures trading accounts in the Statements of Financial Condition.

4.               RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Fund adopted FAS 157 as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Fund’s financial statements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price).

FAS 157 established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Sponsor’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of March 31, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit on open contracts	$1,820,788	$1,820,788	N/A	N/A

In March 2008, the FASB released Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“FAS 161”). FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The application of FAS 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Currently, the Fund is evaluating the implications of FAS 161 on its financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 2 to the financial statements.

Class A

	Jan.	Feb.	Mar.
2008	$1.0964	$1.1567	$1.1632

Class C

	Jan.	Feb.	Mar.
2008	$1.0567	$1.1139	$1.1208

Class D

	Jan.	Feb.	Mar.
2008	$0.9336	$0.9862	$0.9960

Class I

	Jan.	Feb.	Mar.
2008	$1.0579	$1.1165	$1.1325

Class D-SM

	Jan.	Feb.	Mar.
2008	$1.2998	$1.3730	$1.3922

Class D-TF

	Jan.	Feb.	Mar.
2008	$1.2885	$1.3623	$1.3854

Performance Summary

January 1, 2008 to March 31, 2008

The Fund was profitable for the first quarter of 2008.  The interest rates, agriculture, energy and stock indices sectors were profitable.  The metals and currency sectors were not profitable.

The interest rate sector was the most profitable for the quarter.  In order to support the troubled banking sector and to stimulate economic growth, the U.S. Federal Reserve Bank substantially reduced the American base rate twice during the second half of January. This move caused strong positive results on various short and long term interest rate positions anticipating a stronger divergence between American and European rates. The expectation that various European central banks would  have to lower their base rates sooner or later led to a more and more inverse looking yield curve in the money markets. This development was advantageous for existing positions. On the other hand, higher inflation fears helped cause a fall in bond prices, leading to losses on purchased positions mid-quarter. The Australian central bank continued its tightening policy and noted that further rate hikes may be needed to curb rising inflation. Short sales in the Australian money markets earned gains from this development. In March, the financial world was stunned by the demise of the U.S. investment bank Bear Stearns. Thanks to various liquidity-expanding measures by the U.S. Federal Reserve and other leading central banks, the negative impact was limited.

The agriculture sector was also profitable for the quarter.  Losses were booked on aluminum, copper and nickel sales early in the quarter. Notwithstanding the jumpy nature of the commodity markets, good profits were achieved mid-quarter with corn, soybean and sugar purchases as these products eventually continued their trends. Long positions in coffee, cocoa and cotton booked excellent results. Purchases of agricultural goods such as corn, wheat and soybeans not only profited from a weaker U.S. dollar but also from an increasing worldwide scarcity of supplies. At the end of the quarter, purchases of coffee, soybeans and soybean oil suffered losses. On the other hand, lower prices meant that short positions in the meat complex achieved gains.

The energy sector was profitable for the quarter.  The quarter started with energy contracts distinguished by choppy prices and had negative results as a consequence. Purchased crude oil, gasoil, heating oil and gasoline dropped in price while sold natural gas contracts rose in price. The energy markets contributed to the excellent results later in the quarter thanks to an upward trend in natural gas prices and new record prices for crude oil and its derived products. At the end of the quarter, listed products in the energy markets showed sharp falls but did eventually experience a slight recovery. Mainly due to profits earned with purchases of natural gas, heating oil and gasoil.

The stock indices sector was profitable for the quarter.  The perception of the credit crisis having its toll on the real economy sent stock markets spiraling lower. Sentiment was further worsened after a massive forced liquidation of an allegedly fraudulent stock indices position by the number two French bank Société Générale.  New positions were entered into mainly on the sell side. Good results were booked on sales of Italian and American blue-chip indices while small losses were felt in the German market.  The South Korean Kospi200 index recovered somewhat after its drop at the beginning of the quarter. A short position therefore suffered. The biggest winners mid-quarter came from short sales in Australia and the U.S. A long position in the Canadian index also contributed to the positive results.

The metals sector posted slight losses for the quarter.  At the beginning of the quarter, trends in gold and silver continued, albeit with some dips, which helped long positions gain profit.  Profits were also earned later in the quarter due to higher prices for precious metals such as silver and platinum and base metals such as copper and lead. A short position in nickel did however need to be liquidated with a loss. At the end of the quarter, a sharp correction led to negative results on long positions of various base and precious metals.

The currency sector posted losses for the quarter. At the beginning of the quarter, increasing fears in the market led to a flight out of high interest currencies, such as the Turkish lira. The U.S. dollar and the Euro also dropped against the Japanese yen which resulted in losses for short Japanese yen positions. Due to a lack of a clear trend for the greenback against the Australian dollar, the British pound and the Hungarian forint, small losses were suffered.  A seriously slowing economy mid-quarter, a generous monetary policy and increasing inflation did not do the U.S. dollar any favors. Some of the losses experienced early in the quarter were reversed but not enough leaving the sector at a loss for the quarter.

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

The Fund, under the direction of Transtrend rapidly acquires and liquidates both long and short positions in currency markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s risk exposure in the various market sectors traded by Transtrend is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2008 and the Fund’s average Month-end Net Asset Value for all other purposes was $120,452,097.

March 31, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$328,230	0.27%	$480,066	$46,344
Energy	1,252,978	1.04%	2,117,492	14,776
Interest Rates	5,220,406	4.33%	6,770,834	2,635,987
Metals	344,813	0.29%	501,371	253,600
Currencies	2,126,859	1.77%	4,072,805	292,385
Stock Indices	437,924	0.36%	564,917	223,135

TOTAL	$9,711,210	8.06%	$14,507,485	$3,466,227

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

Item 4.             Controls and Procedures

MLAI, the Sponsor of Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.                         Risk Factors

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

Forward Trading

The Fund will trade currencies in the forward markets in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with a Fund, including transactions through which the Fund is attempting to liquidate open positions.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The trading advisor has not agreed to limit the amount of additional equity which it may manage.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of its trading advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

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

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Fund will be subject to a certain degree of exchange-rate risk in trading such contracts.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$30,034	27,306	$1.0999
Feb-08	—	—	1.0964
Mar-08	223,796	193,478	1.1567
Apr-08	165,199	142,021	1.1632

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$287,996	271,438	$1.0610
Feb-08	648,889	614,071	1.0567
Mar-08	1,819,415	1,633,374	1.1139
Apr-08	4,974,290	4,438,160	1.1208

CLASS D-SM

	Subscription
	Amount	Units	NAV (1)

Jan-08	$1,711,290	1,314,052	$1.3023
Feb-08	2,146,082	1,651,086	1.2998
Mar-08	3,874,691	2,822,062	1.3730
Apr-08	9,518,352	6,836,914	1.3922

CLASS D

	Subscription
	Amount	Units	NAV (1)

Jan-08	$750,000	801,796	$0.9354
Feb-08	—	—	0.9336
Mar-08	999,999	1,013,993	0.9862
Apr-08	974,998	978,915	0.9960

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$24,874	23,444	$1.0610
Feb-08	50,000	47,263	1.0579
Mar-08	52,606	47,117	1.1165
Apr-08	39,579	34,949	1.1325

CLASS D-TF

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.2900
Feb-08	264,708	205,439	1.2885
Mar-08	634,147	465,497	1.3623
Apr-08	—	—	1.3854

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 14, 2008	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)