Form 10-Q
period 2008-06-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2008-08-13
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Two World Financial Center, 7th Floor

New York, New York 10281

(Address of principal executive offices)

(Zip Code)

212-236-1974

(Registrant’s telephone number, including area code)

Hopewell Corporate Campus, Building No. 2

1200 Merrill Lynch Drive-First floor, Pennington, New Jersey 08534

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No☐

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

QUARTERLY REPORT FOR JUNE 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2008	December 31, 2007
	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $19,196,777 for 2008 and $16,474,936 for 2007)	$162,785,224	$117,567,915
Net unrealized profit (loss) on open contracts	6,377,537	3,742,826
Cash	115,119	—
Deferred initial offering costs	—	12,500
Accrued interest receivable	229,452	420,348
Other	127,896	—
TOTAL ASSETS	$169,635,228	$121,743,589

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$33,169	$45,548
Management fee payable	200,850	89,876
Initial offering costs payable	50,000	50,000
Performance fee payable	5,764,752	4,716,569
Sponsor fee payable	25,258	3,863
Redemptions payable	181,088	4,152,868
Other	—	28,587

Total liabilities	6,255,117	9,087,311

MEMBERS’ CAPITAL:
Members’ Interest (113,020,326 and 87,680,115 Units outstanding, unlimited Units authorized)	163,380,111	112,656,278
Total members’ capital	163,380,111	112,656,278

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$169,635,228	$121,743,589

NET ASSET VALUE PER UNIT (NOTE 3)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

			For the period
			April 2, 2007
	For the three	For the six months	(commencement
	months ended	ended	of operations)
	June 30, 2008	June 30, 2008	to June 30, 2007
TRADING PROFIT (LOSS):

Realized	$8,806,795	$21,754,383	$(785,673)
Change in unrealized	4,556,749	2,634,711	9,441,155
Brokerage commissions	(154,649)	(297,446)	(205,803)

Total trading profit (loss)	13,208,895	24,091,648	8,449,679

INVESTMENT INCOME:
Interest	681,201	1,570,886	1,138,374

EXPENSES:
Management fee	550,724	939,472	169,683
Performance fee	3,146,133	5,759,327	2,061,085
Sponsor fee	67,937	84,525	—
Other	71,141	122,369	45,655

Total expenses	3,835,935	6,905,693	2,276,423

NET INVESTMENT INCOME (LOSS)	(3,154,734)	(5,334,807)	(1,138,049)

NET INCOME (LOSS)	$10,054,161	$18,756,841	$7,311,630

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	670,313	434,922	—
Class C**	8,707,764	5,342,633	—
Class D***	2,118,709	2,004,251	—
Class I****	745,607	703,133	—
Class DS*****	31,628,430	24,375,311	11,794,741
Class DT******	65,947,721	68,976,637	105,166,376
Net income (loss) per weighted average Unit
Class A*	$0.0596	$0.1144	$—
Class C**	$0.0556	$0.1115	$—
Class D***	$0.0684	$0.1241	$—
Class I****	$0.0730	$0.1457	$—
Class DS*****	$0.0829	$0.1715	$0.1918
Class DT******	$0.1017	$0.1969	$0.0480

*	Class A commenced on September 1, 2007
**	Class C commenced on July 1, 2007
***	Class D commenced on November 1, 2007
****	Class I commenced on October 1, 2007
*****	Class DS was previously known as class D-SM
******	Class DT commenced on June 1, 2007 and was previously known as class D-TF

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2008 and the period April 2, 2007 (commencement of operations) to June 30, 2007

(unaudited)

				Members’ Capital	Members’ Capital			Members’Capital
	Initial Offering	Subscriptions	Redemptions	June 30, 2007	December 31, 2007	Subscriptions	Redemptions	June 30, 2008

Class A*	—	—	—	—	107,731	761,499	(83,945)	785,285
Class C**	—	—	—	—	752,226	8,714,622	(94,809)	9,372,039
Class D***	—	—	—	—	750,000	2,794,704	(1,763,993)	1,780,711
Class I****	—	—	—	—	590,000	161,275	—	751,275
Class DS*****	12,000,000	—	(375,815)	11,624,185	13,766,729	22,802,224	—	36,568,953
Class DT******	—	105,166,376	(4,603,998)	100,562,378	71,713,429	670,936	(8,622,302)	63,762,063

Total Members’ Units	12,000,000	105,166,376	(4,979,813)	112,186,563	87,680,115	35,905,260	(10,565,049)	113,020,326

*	Class A commenced on September 1, 2007
**	Class C commenced on July 1, 2007
***	Class D commenced on November 1, 2007
****	Class I commenced on October 1, 2007
*****	Class DS was previously known as class D-SM
******	Class DT commenced on June 1, 2007 and was previously known as class D-TF

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2008 and the period April 2, 2007 (commencement of operations) to June 30, 2007

(unaudited)

					Members’ Capital	Members’ Capital				Members’ Capital
	Initial Offering	Subscriptions	Redemptions	Net Income	June 30, 2007	December 31, 2007	Subscriptions	Redemptions	Net Income	June 30, 2008

Class A*	$—	$—	$—	$—	$—	$118,484	$889,009	$(102,102)	$49,752	$955,143
Class C**	—	—	—	—	—	797,979	9,704,657	(110,443)	595,735	10,987,928
Class D***	—	—	—	—	—	701,576	2,724,999	(1,762,514)	248,766	1,912,827
Class I****	—	—	—	—	—	625,944	177,059	—	102,472	905,475
Class DS*****	12,000,000	—	(403,756)	2,262,521	13,858,765	17,927,148	31,648,171	—	4,180,571	53,755,890
Class DT******	—	116,913,460	(5,339,717)	5,049,109	116,622,852	92,485,147	898,855	(12,100,699)	13,579,545	94,862,848

Total Members’ Interest	$12,000,000	$116,913,460	$(5,743,473)	$7,311,630	$130,481,617	$112,656,278	$46,042,750	$(14,075,758)	$18,756,841	$163,380,111

*	Class A commenced on September 1, 2007
**	Class C commenced on July 1, 2007
***	Class D commenced on November 1, 2007
****	Class I commenced on October 1, 2007
*****	Class DS was previously known as class D-SM
******	Class DT commenced on June 1, 2007 and was previously known as class D-TF

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of June 30, 2008 and the results of its operations for the three and six months ended June 30, 2008 and for the period April 2, 2007 (commencement of operations) to June 30, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.

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

2.     FAIR VALUE OF INVESTMENTS

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

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of June 30, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts	$6,377,537	$6,377,537	N/A	N/A

3.     NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the total initial offering costs payable to MLAI for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months.  Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at June 30, 2008 and December 31, 2007 are as follows:

June 30, 2008

	Net Asset Value			Net Asset Value per Unit
		Financial	Number of	All Other	Financial
	All Other Purposes	Reporting	Units	Purposes	Reporting
Class A	$955,174	$955,143	785,285	$1.2163	$1.2163
Class C	10,988,181	10,987,928	9,372,039	1.1724	1.1724
Class D	1,912,963	1,912,827	1,780,711	1.0743	1.0742
Class I	905,556	905,475	751,275	1.2054	1.2053
Class DS	53,759,188	53,755,890	36,568,953	1.4701	1.4700
Class DT	94,891,555	94,862,848	63,762,063	1.4882	1.4878

	$163,412,617	$163,380,111	113,020,326

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other	Financial	Number of	All Other	Financial
	Purposes	Reporting	Units	Purposes	Reporting
Class A	$118,495	$118,484	107,731	$1.0999	$1.0998
Class C	798,078	797,979	752,226	1.0610	1.0608
Class D	701,608	701,576	750,000	0.9355	0.9354
Class I	625,977	625,944	590,000	1.0610	1.0609
Class DS	17,928,995	17,927,148	13,766,729	1.3023	1.3022
Class DT	92,508,129	92,485,147	71,713,429	1.2900	1.2896

	$112,681,282	$112,656,278	87,680,115

4.     MARKET AND CREDIT RISKS

The nature of this Fund has certain risks, which cannot be presented on the financial statements.  The following summarizes some of those risks.

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s Net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition.  The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

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

5.     RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. Currently, U.S. GAAP hierarchy is provided in the American Institute of Certified Public Accountants U.S. Auditing Standards (“AU”) Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“AU Section 411”). FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Fund does not expect the adoption of FAS 162 to have an impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is the most valuable to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 3 to the financial statements.

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2008	$1.0964	$1.1567	$1.1632	$1.1633	$1.1945	$1.2163

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2008	$1.0567	$1.1139	$1.1208	$1.1141	$1.1465	$1.1724

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2008	$0.9336	$0.9862	$0.9960	$1.0015	$1.0470	$1.0743

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2008	$1.0579	$1.1165	$1.1325	$1.1384	$1.1761	$1.2054

Class DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	N/A	N/A	N/A	$1.0532	$1.1117	$1.1922
2008	$1.2998	$1.3730	$1.3922	$1.3951	$1.4378	$1.4701

Class DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.
2007	N/A	N/A	N/A	N/A	N/A	$1.1598
2008	$1.2885	$1.3623	$1.3854	$1.3980	$1.4479	$1.4882

Performance Summary

January 1, 2008 to June 30, 2008

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

The energy sector was profitable for the quarter.  The quarter started with energy contracts distinguished by choppy prices and had negative results as a consequence. Purchased crude oil, heating oil and gasoline dropped in price while sold natural gas contracts rose in price. The energy markets contributed to the excellent results later in the quarter thanks to an upward trend in natural gas prices and new record prices for crude oil and its derived products. At the end of the quarter, listed products in the energy markets showed sharp falls but did eventually experience a slight recovery. Mainly due to profits earned with purchases of natural gas and heating oil.

The stock indices sector was profitable for the quarter.  The perception of the credit crisis having its toll on the real economy sent stock markets spiraling lower. Sentiment was further worsened after a massive forced liquidation of an allegedly fraudulent stock indices position by the number two French bank Société Générale.  New positions were entered into mainly on the sell side. Good results were booked on sales of Italian and American blue-chip indices while small losses were felt in the German market.  The South Korean Kospi200 index recovered somewhat after its drop at the beginning of the quarter. A short position therefore suffered. Profits posted to the Fund mid-quarter were a result of the short sales in Australia and the U.S. A long position in the Canadian index also contributed to the positive results.

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

April 1, 2008 to June 30, 2008

The Fund posted profits for the quarter with the energy, agriculture, stock indices, currencies and the metals sector posting gains while the interest rate sector posted losses.

The energy sector posted profits for the Fund. The upward trend of energy prices continued strongly at the beginning of the quarter as profits were posted to the Fund. The exceptionally favorable results on long positions were the most important determinants of the overall profits. Base metal positions also added profits as a result of a rising copper price. Profits continued to be posted to the Fund mid-quarter as the energy markets reached new high levels especially positions in crude oil and gasoline. Profits continued to be posted to the Fund at the end of the quarter as prices continued to rise. Purchases of Brent crude oil and gasoline were particularly profitable.

The agriculture sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter. The relative weakness of wheat prices against the price of soybeans generated gains being posted to the Fund. However this was not enough to offset the losses from the falling prices of lean hogs and live cattle reversed resulting in losses on short positions. Favorable expectations for the upcoming wheat harvest put wheat prices under pressure which led to profits being posted to the Fund as a result of short positions in wheat. Rising soybean prices and falling sugar prices were also profitable for the Fund at mid-quarter. Heavy rainfall and flooding in the United States formed a threat for the upcoming corn and soybean harvest. Rapidly rising prices helped existing long positions post profits to the Fund at the end of the quarter. Losses felt on sugar sales were more than compensated for by profits earned on purchased cocoa.

Stock indices posted profits for the Fund. Several short positions, such as the Nasdaq-100 index ended the month of April with losses being posted to the Fund. Although investors had to contend with various uncertainties, many stock exchanges showed certain resilience. Long positions in Canada, the United States and Brazil were profitable for the Fund mid-quarter. Despite the civil unrest in South Africa, stocks in this country still proved to be desirable. Purchases in the South African stock index added to the profits being posted to the Fund. A wave of sell swept over the stock markets all over the world as the quarter ended. Short positions on various European exchanges posted profits for the Fund. The biggest profits came from Italy, Spain, Turkey and Sweden. The banking and insurance and the automobile sectors contributed primarily to those geographic areas. The downward trend of the Australian stock market led to profits being posted to the Fund at the end of the quarter.

The currency sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter. The U.S. dollar, after reaching new record lows against several currencies recovered strongly. As a result, short positions against the Swiss Franc and the euro suffered. The Japanese yen lost substantial ground as the Japanese yen purchases paid for with U.S. dollars and the Mexican pesos posting losses for the Fund.  However, the short sales against the euro, Swiss franc and the Australian dollar resulted in profits for the Fund. Long positions in the Australian dollar and the Mexican peso against the U.S. dollar also generated profits being posted for the Fund. Purchases of Australian dollars against various other currencies posted profits for the Fund mid-quarter. Many emerging currencies saw their relative values rise mid-quarter with long positions in the Hungarian forint, Polish zloty, Turkish lira and the Mexican pesos all profited posting profits to the Fund. Purchases of New Zealand dollars financed with euros and U.S. dollars led to losses being posted to the Fund at the end of the quarter as did sales of Swiss francs versus the euro and British pound. The lack of trend shown by the Canadian dollar against the U.S. dollar and the Japanese yen also led to losses being posted to the Fund at the end of the quarter.

The metals sector posted profits for the Fund. Base metal positions added profits being posted to the Fund at the beginning of the quarter as a result of rising copper prices and a slipping zinc price. The inconsistent direction of gold and silver prices led to losses on purchased contracts and long positions in copper also suffered resulting in losses being posted to the Fund mid-quarter. Gains on zinc sales and losses on aluminum sales balanced each other out posting profits for the Fund at the end of the quarter.

The interest rate sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter. The interest rate markets were mainly driven by increased attention to inflationary risks. More market participants were of the opinion that the interest rate cut by the U.S. Federal Reserve on April 30, 2008 could be the last one for the time being. During the month of April interest rates on the U.S. dollar and capital markets steadily increased, also relative to comparable rates in Europe. This development led to losses on various positions. The interest allowance on British pound deposits surged after the news that the daily United Kingdom interest rate fixing has possibly been manipulated by involved banks which influenced several related positions negatively. Long positions in Japanese government bonds also generated losses. Inflation figures released mid-quarter in various countries and regions raised concerns causing interest rates to rise quickly. Various positions in the money and capital markets of Australia and the United Kingdom profited from the rising rates. A steepening of the yield curve in the United States also had a positive effect as profits were posted for the Fund.  While the United States Federal Reserve kept the official base rate unchanged at its June meeting, most market participants started to take into account a rate rise by the European Central Bank in July. The underlying money and capital markets reflected this difference of monetary policy. Interest rates on the European mainland and in the United Kingdom rose at a much faster pace than rates in the Unite States. Diverse positions took advantage of this development and the quarter ended with profits being posted for the Fund.

Performance Summary

April 2, 2007 to June 30, 2007

April 2, 2007 to June 30, 2007

The Fund posted profits for the quarter with currencies, energy, and the interest rate sectors posting gains while agriculture, stock indices and the metal sectors posted losses.

The currency sector posted profits for the Fund.  A slower growing pace of the economy in the United States pushed the U.S. dollar to a historic low against the euro at the beginning of the quarter. Purchases of euros, British pounds, Australian and New Zealand dollars versus the U.S. dollar produced profits being posted to the Fund. The currencies of emerging economies such as the Hungarian forint, Turkish lira and Israel shekel also generated healthy profits due to their appreciation against the U.S. dollar. Sales of the Japanese yen, which again weakened in relation to other important currencies, also appeared to be highly profitable. In relation to the euro, gains were earned on long positions in the Polish zloty. The weaker Japanese yen and the stronger Canadian dollar formed the basis of profits being posted to the Fund mid-quarter. Profits were also earned on short positions in the Japanese yen against the U.S. dollar and Mexican nuevo peso.  The Canadian dollar also strengthened versus the British pound. Profits were posted to the Fund at the quarters end due to the weakness of the Japanese yen, which reached new historical lows versus various currencies. An unexpected rate hike from the Central Bank of New

Zealand caused an appreciation of the local currency as well as bringing up the Australian dollar. The appreciation of the British pound against the Swiss franc and the euro also generated profits for the Fund.

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

The Fund, under the direction of the trading advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements.

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Fund’s risk exposure in the various market sectors traded by Transtrend is quantified below in terms of Value at Risk.  Due to the Fund’s mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin)

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2008 and the three months ended June 30, 2007 the Fund’s average Month-end Net Asset Value for all other purposes was $133,956, 326 and $41,949,971, respectively.

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$491,982	0.37%	$1,434,454	$22,634
Energy	1,043,817	0.78%	2,117,492	14,776
Interest Rates	6,152,742	4.59%	7,994,825	2,635,987
Metals	386,759	0.29%	903,788	79,610
Currencies	2,524,178	1.88%	4,641,576	292,385
Stock Indices	752,686	0.56%	1,378,417	223,135

TOTAL	$11,352,164	8.47%	$18,470,552	$3,268,527

June 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$152,354	0.36%	$270,353	$8,631
Energy	80,087	0.19%	171,482	6,664
Interest Rates	10,815,945	25.78%	16,669,580	2,023,152
Metals	19,095	0.05%	50,412	—
Currencies	5,629	0.01%	15,604	310
Stock Indices	1,562,695	3.73%	2,553,034	155,076

TOTAL	$12,635,805	30.12%	$19,730,465	$2,193,833

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Transtrend for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies.

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$30,034	27,306	$1.0999
Feb-08	—	—	1.0964
Mar-08	223,796	193,478	1.1567
Apr-08	165,199	142,021	1.1632
May-08	233,402	200,638	1.1633
Jun-08	236,578	198,056	1.1945
Jul-08	14,625	12,024	1.2163

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$287,996	271,438	$1.0610
Feb-08	648,889	614,071	1.0567
Mar-08	1,819,415	1,633,374	1.1139
Apr-08	4,974,290	4,438,160	1.1208
May-08	1,409,719	1,265,343	1.1141
Jun-08	564,348	492,236	1.1465
Jul-08	426,989	364,201	1.1724

CLASS DS

	Subscription
	Amount	Units	NAV (1)

Jan-08	$1,711,290	1,314,052	$1.3023
Feb-08	2,146,082	1,651,086	1.2998
Mar-08	3,874,691	2,822,062	1.3730
Apr-08	9,518,352	6,836,914	1.3922
May-08	7,721,392	5,534,651	1.3951
Jun-08	6,676,364	4,643,459	1.4378
Jul-08	7,432,868	5,056,029	1.4701

CLASS D

	Subscription
	Amount	Units	NAV (1)

Jan-08	$750,000	801,796	$0.9354
Feb-08	—	—	0.9336
Mar-08	999,999	1,013,993	0.9862
Apr-08	975,000	978,915	0.9960
May-08	—	—	1.0015
Jun-08	—	—	1.0470
Jul-08	—	—	1.0743

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$24,874	23,444	$1.0610
Feb-08	50,000	47,263	1.0579
Mar-08	52,606	47,117	1.1165
Apr-08	39,579	34,949	1.1325
May-08	—	—	1.1384
Jun-08	10,000	8,502	1.1761
Jul-08	20,000	16,592	1.2054

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-08	$—	—	$1.2900
Feb-08	264,708	205,439	1.2885
Mar-08	634,147	465,497	1.3623
Apr-08	—	—	1.3854
May-08	—	—	1.3980
Jun-08	—	—	1.4479
Jul-08	1,231,343	827,404	1.4882

(1) Net Asset Value for all other purposes.

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 13, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager (Principal Executive Officer)

Date: August 13, 2008	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer (Principal Financial and Accounting Officer)