Form 10-Q
period 2008-09-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2008-11-14
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

212-236-2063

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

QUARTERLY REPORT FOR SEPTEMBER 30, 2008 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008	December 31, 2007
	(unaudited)	(unaudited)

ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $14,752,231 for 2008 and $16,474,936 for 2007)	$188,220,458	$117,567,915
Net unrealized profit (loss) on open contracts	6,737,218	3,742,826
Cash	115,942	—
Deferred initial offering costs	—	12,500
Accrued interest receivable	246,537	420,348
Other	197,529	—
TOTAL ASSETS	$195,517,684	$121,743,589

LIABILITIES AND MEMBERS’ CAPITAL
LIABILITIES:
Brokerage commissions payable	$39,767	$45,548
Management fee payable	241,651	89,876
Initial offering costs payable	50,000	50,000
Performance fee payable	6,212,618	4,716,569
Sponsor fee payable	27,551	3,863
Redemptions payable	5,997,599	4,152,868
Miscellaneous payable	4,000,001	—
Other	—	28,587

Total liabilities	16,569,187	9,087,311

MEMBERS’ CAPITAL:
Members’ Interest (122,935,943 and 87,680,115 Units outstanding, unlimited Units authorized)	178,948,497	112,656,278
Total members’ capital	178,948,497	112,656,278

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$195,517,684	$121,743,589

NET ASSET VALUE PER UNIT (NOTE 3)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the period April 2, 2007 (commencement of operations)
	September 30, 2008	September 30, 2007	September 30, 2008	to September 30, 2007
TRADING PROFIT (LOSS):

Realized	$2,429,392	$2,341,778	$24,183,775	$1,556,105
Change in unrealized	359,681	(841,290)	2,994,392	8,599,865
Brokerage commissions	(205,124)	(198,399)	(502,570)	(404,202)

Total trading profit (loss)	2,583,949	1,302,089	26,675,597	9,751,768

INVESTMENT INCOME:
Interest	746,056	1,008,635	2,316,942	2,147,009

EXPENSES:
Management fee	659,355	342,000	1,598,827	511,683
Performance fee	447,866	260,355	6,207,193	2,321,440
Sponsor fee	78,290	3,048	162,815	3,048
Other	130,629	58,846	252,998	104,501

Total expenses	1,316,140	664,249	8,221,833	2,940,672

NET INVESTMENT INCOME (LOSS)	(570,084)	344,386	(5,904,891)	(793,663)

NET INCOME (LOSS)	$2,013,865	$1,646,475	$20,770,706	$8,958,105

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	802,872	9,750	557,572	9,750
Class C**	10,069,660	504,099	6,918,309	504,099
Class D***	1,780,711	—	1,929,738	—
Class I****	767,867	—	724,711	—
Class DS*****	47,131,909	11,836,266	31,960,844	11,815,504
Class DT******	61,990,342	95,370,695	66,647,872	97,819,616
Net income (loss) per weighted average Unit
Class A*	$0.0132	$0.0779	$0.1083	$0.0779
Class C**	$0.0056	$0.0291	$0.0942	$0.0291
Class D***	$0.0117	$—	$0.1397	$—
Class I****	$0.0090	$—	$0.1509	$—
Class DS*****	$0.0178	$0.0169	$0.1570	$0.2084
Class DT******	$0.0175	$0.0150	$0.2200	$0.0662

*	Class A commenced on September 1, 2007
**	Class C commenced on July 1, 2007
***	Class D commenced on November 1, 2007
****	Class I commenced on October 1, 2007
*****	Class DS was previously known as class D-SM
******	Class DT commenced on June 1, 2007 and was previously known as class D-TF

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2008 and the period April 2, 2007 (commencement of operations) to September 30, 2007

(unaudited)

				Members’ Capital	Members’ Capital			Members’ Capital
	Initial Offering	Subscriptions	Redemptions	September 30, 2007	December 31, 2007	Subscriptions	Redemptions	September 30, 2008

Class A*	—	9,750	—	9,750	107,731	790,211	(83,945)	813,997
Class C**	—	659,114	(27,091)	632,023	752,226	9,979,786	(418,499)	10,313,513
Class D***	—	—	—	—	750,000	2,794,704	(1,763,993)	1,780,711
Class I****	—	—	—	—	590,000	177,867	(13,367)	754,500
Class DS*****	12,000,000	341,860	(715,603)	11,626,257	13,766,729	42,665,181	(2,852,864)	53,579,046
Class DT******	—	105,166,376	(19,076,462)	86,089,914	71,713,429	1,498,340	(17,517,593)	55,694,176

Total Members’ Units	12,000,000	106,177,100	(19,819,156)	98,357,944	87,680,115	57,906,089	(22,650,261)	122,935,943

*	Class A commenced on September 1, 2007
**	Class C commenced on July 1, 2007
***	Class D commenced on November 1, 2007
****	Class I commenced on October 1, 2007
*****	Class DS was previously known as class D-SM
******	Class DT commenced on June 1, 2007 and was previously known as class D-TF

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2008 and the period April 2, 2007 (commencement of operations) to September 30, 2007

(unaudited)

					Members’ Capital	Members’ Capital				Members’ Capital
	Initial Offering	Subscriptions	Redemptions	Net Income	September 30, 2007	December 31, 2007	Subscriptions	Redemptions	Net Income	September 30, 2008

Class A*	$—	$9,750	$—	$760	$10,510	$118,484	$923,132	$(102,102)	$60,359	$999,873
Class C**	—	640,397	(26,928)	14,683	628,152	797,979	11,148,232	(478,308)	651,830	12,119,733
Class D***	—	—	—	—	—	701,576	2,724,999	(1,762,514)	269,593	1,933,654
Class I****	—	—	—	—	—	625,944	197,059	(16,232)	109,357	916,128
Class DS*****	12,000,000	407,564	(793,058)	2,462,551	14,077,057	17,927,148	59,953,718	(4,000,001)	5,017,310	78,898,175
Class DT******	—	116,913,460	(21,574,749)	6,480,111	101,818,822	92,485,147	2,130,197	(25,196,667)	14,662,257	84,080,934

Total Members’ Interest	$12,000,000	$117,971,171	$(22,394,735)	$8,958,105	$116,534,541	$112,656,278	$77,077,337	$(31,555,824)	$20,770,706	$178,948,497

*          Class A commenced on September 1, 2007

**        Class C commenced on July 1, 2007

***      Class D commenced on November 1, 2007

****    Class I commenced on October 1, 2007

*****  Class DS was previously known as class D-SM

******Class DT commenced on June 1, 2007 and was previously known as class D-TF

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

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of September 30, 2008 and the results of its operations for the three and nine months ended September 30, 2008 and for the three months ended September 30, 2007 and for the period April 2, 2007 (commencement of operations) to September 30, 2007.  However, the operating results for the interim period may not be indicative of the results for the full year.

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

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III – Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed. Investments that are included in this category generally are privately held debt and equity securities.

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

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of September 30, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts	$6,737,218	$6,737,218	N/A	N/A

3.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the total initial offering costs payable to MLAI for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months.  Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at September 30, 2008 and December 31, 2007 are as follows:

September 30, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$999,889	$999,873	813,997	$1.2284	$1.2283
Class C	12,119,819	12,119,733	10,313,513	1.1751	1.1751
Class D	1,933,763	1,933,654	1,780,711	1.0859	1.0859
Class I	916,197	916,128	754,500	1.2143	1.2142
Class DS	78,900,501	78,898,175	53,579,046	1.4726	1.4726
Class DT	84,108,333	84,080,934	55,694,176	1.5102	1.5097

	$178,978,502	$178,948,497	122,935,943

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$118,495	$118,484	107,731	$1.0999	$1.0998
Class C	798,078	797,979	752,226	1.0610	1.0608
Class D	701,608	701,576	750,000	0.9355	0.9354
Class I	625,977	625,944	590,000	1.0610	1.0609
Class DS	17,928,995	17,927,148	13,766,729	1.3023	1.3022
Class DT	92,508,129	92,485,147	71,713,429	1.2900	1.2896

	$112,681,282	$112,656,278	87,680,115

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

Class A

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$1.0780
2008	$1.0964	$1.1567	$1.1632	$1.1633	$1.1945	$1.2163	$1.1875	$1.1684	$1.2284

Class C

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	N/A	$0.9522	$0.9228	$0.9940
2008	$1.0567	$1.1139	$1.1208	$1.1141	$1.1465	$1.1724	$1.1390	$1.1189	$1.1751

Class D

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2008	$0.9336	$0.9862	$0.9960	$1.0015	$1.0470	$1.0743	$1.0468	$1.0313	$1.0859

Class I

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2008	$1.0579	$1.1165	$1.1325	$1.1384	$1.1761	$1.2054	$1.1727	$1.1542	$1.2143

Class DS

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	$1.0532	$1.1117	$1.1922	$1.1542	$1.1218	$1.2109
2008	$1.2998	$1.3730	$1.3922	$1.3951	$1.4378	$1.4701	$1.4266	$1.4021	$1.4726

Class DT

	Jan.	Feb.	Mar.	Apr.	May	Jun.	July	Aug.	Sept.
2007	N/A	N/A	N/A	N/A	N/A	$1.1598	$1.1254	$1.0950	$1.1829
2008	$1.2885	$1.3623	$1.3854	$1.3980	$1.4479	$1.4882	$1.4508	$1.4320	$1.5102

Performance Summary

January 1, 2008 to September 30, 2008

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

July 1, 2008 to September 30, 2008

The Fund posted profits for the quarter with the stock indices, energy and the metals sectors posting gains while the interest rate, agriculture and currencies sectors posted losses.

Stock indices posted profits for the Fund. Short positions in the Australian, Italian and a Pan-European midcap index were profitable for the Fund. However, it was not enough to offset short sales in Hong Kong, Poland and the United States which generated losses being posted to the Fund.  The stock market indices of Hong Kong and Singapore ended the month at lower levels. Short positions were therefore profitable. The profits and losses earned in the rest of Europe and the United States balanced each other out with losses being posted to the Fund in the middle of the quarter. The continuation of the downward trend in several stock indices had a positive effect on existing positions. The biggest contribution came from Europe with Italy, Sweden and Poland being the leaders. The quarter ended with profits posted to the Fund due to positions in Asia, South Africa and North America.

The energy sector posted profits for the Fund.  Quickly sinking energy prices changed existing purchases of crude oil, and natural gas into losses being posted to the Fund at the beginning of the quarter. The energy prices continued to fall in August and the sector posted profits to the Fund due to sales in natural gas and heating oil. Sales of various energy products posted profits to the Fund as the quarter ended due to energy prices continuing on a downward spin.

The metals sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter due to losses in long positions in platinum, silver, copper and aluminum. Losses on nickel sales were more than compensated by gains on aluminum and copper sales. However, choppy gold prices led to losses on both long and short positions in the middle of the quarter posting losses to the Fund. The prices of virtually every commodity traded dropped heavily in September. Short positions in base metals, silver and platinum posted profits to the Fund. The price of gold did jump up at one point, due to investors losing faith in the continued functioning of the financial system. The quarter ended with profits being posted to the Fund.

The interest rate sector posted losses for the Fund. Inflation fears diminished as commodity prices started to decrease at the beginning of the quarter. Subsequently, the attention of market participants quickly shifted towards the effects of a further deteriorating economic outlook. Declining European interest rates also generated losses to the Fund on various positions. However, the convergence of short term interest rates between the United Kingdom and mainland Europe was profitable but not enough to offset losses. A slowing world economy and commodities halting their price increase spawned the hope that inflation would start to come down. Government bond prices went up as a result of these developments with purchases in the United States, Canada and Australia generated profits for the Fund. A disappointing economic performance and a weakening housing market in the United Kingdom exerted its influence in falling money market rates and strengthening the inversion of the yield curve. This process worked well for existing positions as profits were posted to the Fund in the middle of the quarter. Although the presentation of the American rescue plan for the plagued banking sector (Troubled Assets Relief Program) caused strong movements in the interest rate markets against the existing trends was profitable for the Fund. Long positions held in anticipating a future drop in the American Federal Fund interest rate earned excellent profits. The flattening of the yield curves in the United States and the United Kingdom was also profitable for the Fund. Purchases in the Canadian bond markets suffered losses while comparable positions in the United States and Australia posted profits for the Fund as the quarter ended.

The agriculture sector posted losses for the Fund.  Various commodity markets saw price decreases of many percentages at the beginning of the quarter.  The declining prices of soy, corn, sugar, coffee and cocoa added to the losses being posted to the Fund despite a favorable contribution on short sales in wheat. Losses continued to be posted to the Fund in the middle of the quarter due to sales of wheat, soybeans and coffee not producing the desired results for the Fund.  The consistent erosion of price levels in wheat, soybeans, soybean oil, cotton and meats were the cause of profits being posted to the Fund at the end of the quarter.

The currency sector posted losses for the Fund. A favorable verdict by the Turkish Constitutional Court for the ruling AK party pushed the value of the Turkish lira against the Euro and the U.S. dollar higher, resulting in profits being posted to the Fund at the beginning of the quarter.  Purchases of Mexican pesos, South African rands, Polish zlotys and Rumanian leis contributed highly to the profits being posted to the Fund. A weakening Japanese yen versus the Australian dollar, the Euro and the British pound also posted profits to the Fund. However, many emerging market currencies lost serious terrain against the U.S. dollar causing losses to be posted to the Fund in the middle of the quarter.  The purchases of the Eastern European currencies, the South African rand and the Brazilian real also suffered losses. Other contributing factors for losses being posted to the Fund was the strong Japanese yen against various currencies as well as purchases of Euros against the Swiss franc, purchases of British pounds versus the Swiss franc and the Canadian dollar. The U.S. dollar continued its upward course in September due to U.S. dollar purchases against the Australian and New Zealand dollars and various European currencies posting profits to the Fund. Sales of Euros versus the Norwegian crown generated losses while Euro sales versus the Canadian dollar and Japanese yen produced gains. The depreciation of the Taiwanese dollar, which suffered from a flight of capital from emerging markets delivered profits as the quarter ended.

Performance Summary

April 2, 2007 to September 30, 2007

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2008 and the period April 2, 2007 (commencement of operations) to September 30, 2007 the Fund’s average Month-end Net Asset Value for all other purposes was $144,125,263 and $74,009,187, respectively.

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$458,082	0.32%	$1,434,454	$22,634
Energy	745,650	0.52%	2,117,492	14,776
Interest Rates	7,558,860	5.24%	11,295,729	2,635,987
Metals	354,427	0.25%	903,788	13,098
Currencies	2,065,060	1.43%	4,641,576	73,562
Stock Indices	694,629	0.48%	1,378,418	77,844

TOTAL	$11,876,708	8.24%	$21,771,457	$2,837,901

September 30, 2007

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$327,669	0.44%	$1,442,390	$2,538
Energy	1,051,189	1.42%	5,878,073	6,362
Interest Rates	7,168,370	9.69%	15,556,636	1,931,446
Metals	534,318	0.72%	1,641,701	—
Currencies	2,167,848	2.93%	8,032,323	102,024
Stock Indices	1,814,423	2.45%	4,147,527	92,733

TOTAL	$13,063,817	17.65%	$36,698,650	$2,135,103

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

CLASS A

	Subscription
	Amount	Units	NAV (1)

Jan-08	$30,034	27,306	$1.0999
Feb-08	—	—	1.0964
Mar-08	223,796	193,478	1.1567
Apr-08	165,199	142,021	1.1632
May-08	233,402	200,638	1.1633
Jun-08	236,578	198,056	1.1945
Jul-08	14,625	12,024	1.2163
Aug-08	—	—	1.1875
Sep-08	19,498	16,688	1.1684
Oct-08	—	—	1.2284

CLASS C

	Subscription
	Amount	Units	NAV (1)

Jan-08	$287,996	271,438	$1.0610
Feb-08	648,889	614,071	1.0567
Mar-08	1,819,415	1,633,374	1.1139
Apr-08	4,974,290	4,438,160	1.1208
May-08	1,409,719	1,265,343	1.1141
Jun-08	564,348	492,236	1.1465
Jul-08	426,989	364,201	1.1724
Aug-08	481,594	422,822	1.1390
Sep-08	534,992	478,141	1.1189
Oct-08	170,735	145,294	1.1751

CLASS DS

	Subscription
	Amount	Units	NAV (1)

Jan-08	$1,711,290	1,314,052	$1.3023
Feb-08	2,146,082	1,651,086	1.2998
Mar-08	3,874,691	2,822,062	1.3730
Apr-08	9,518,352	6,836,914	1.3922
May-08	7,721,392	5,534,651	1.3951
Jun-08	6,676,364	4,643,459	1.4378
Jul-08	7,432,868	5,056,029	1.4701
Aug-08	6,514,880	4,566,718	1.4266
Sep-08	14,357,799	10,240,210	1.4021
Oct-08	7,770,404	5,276,656	1.4726

CLASS D

	Subscription
	Amount	Units	NAV (1)

Jan-08	$750,000	801,796	$0.9355
Feb-08	—	—	0.9336
Mar-08	999,999	1,013,993	0.9862
Apr-08	975,000	978,915	0.9960
May-08	—	—	1.0015
Jun-08	—	—	1.0470
Jul-08	—	—	1.0743
Aug-08	—	—	1.0468
Sep-08	—	—	1.0313
Oct-08	—	—	1.0859

CLASS I

	Subscription
	Amount	Units	NAV (1)

Jan-08	$24,874	23,444	$1.0610
Feb-08	50,000	47,263	1.0579
Mar-08	52,606	47,117	1.1165
Apr-08	39,579	34,949	1.1325
May-08	—	—	1.1384
Jun-08	10,000	8,502	1.1761
Jul-08	20,000	16,592	1.2054
Aug-08	—	—	1.1727
Sep-08	—	—	1.1542
Oct-08	—	—	1.2143

CLASS DT

	Subscription
	Amount	Units	NAV (1)

Jan-08	$—	—	$1.2900
Feb-08	264,708	205,439	1.2885
Mar-08	634,147	465,497	1.3623
Apr-08	—	—	1.3854
May-08	—	—	1.3980
Jun-08	—	—	1.4479
Jul-08	1,231,342	827,404	1.4882
Aug-08	—	—	1.4508
Sep-08	—	—	1.4320
Oct-08	—	—	1.5102

(1) Net Asset Value for all other purposes.

(b)         None.

(c)          None.

Item 3.                                  Defaults Upon Senior Securities

None.

Item 4.                                  Submission of Matters to a Vote of Security Holders

None.

Item 5.                                  Other Information

On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch”) and Bank of America Corporation (“Bank of America”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).  The Merger Agreement provides that, on the terms and conditions set forth therein, a wholly owned subsidiary of Bank of America will merge into Merrill Lynch and Merrill Lynch will continue as the surviving corporation as a wholly owned subsidiary of Bank of America (the “Merger).  The Merger has been approved by the board of directors of each of Merrill Lynch and Bank of America and is scheduled to close in the first quarter of 2009 or earlier, subject to shareholder approval at both companies, customary closing conditions and standard regulatory approvals.

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2008	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 14, 2008	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)