Form 10-K
period 2008-12-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2009-03-31
CIK 1399406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒		Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes ☐	No ☒

The Units of the limited liability company interest registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of January 31, 2009 Units of limited liability company interest with an aggregate net asset value of $313,686,201 were outstanding and held by non-affiliates.

As January 31, 2009 units of limited liability company interest with a Net Asset Value of $218,356,280 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2008 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2008, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TRANSTREND DTP FUTURESACCESS LLC

ANNUAL REPORT FOR 2008 ON FORM 10-K

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

Merrill Lynch Alternative Investments LLC (“MLAI”), is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch & Co., Inc. (“Merrill Lynch” or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

As of December 31, 2008, the Net Asset Value of the Fund for all other purposes was $217,362,629. As of December 31, 2008, the Net Asset Value per Unit for all other purposes was $1.3842 for Class A, $1.3208 for Class C, $1.2311 for Class D, $1.3707 for Class I, $1.6611 for Class DS and $1.7170 for Class DT. The Net Asset Value per Unit for financial reporting purposes in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) was $1.3842 for Class A, $1.3209 for Class C, $1.2310 for Class D, $1.3707 for Class I, $1.6610 for Class DS and $1.7165 for Class DT, and the Net Asset Value of the Fund was $217,335,124.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit for all other purposes for Class A was $1.3842 (December 31, 2008) and the lowest was $1.0780 (September 30, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class C was $1.3208 (December 31, 2008) and the lowest was $0.9228 (August 31, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class D was $1.2311 (December 31, 2008) and the lowest was $0.9336 (January 31, 2008).  The highest month-end Net Asset Value per Unit for all other purposes for Class I was $1.3707 (December 31, 2008) and the lowest was $1.0475 (November 30, 2007). The highest month-end Net Asset Value per Unit for all other purposes for Class DS was $1.6611 (December 31, 2008) and the lowest was $1.0532 (April 30, 2007).  The highest month-end Net Asset Value per Unit for all other purposes for Class DT was $1.7170 (December 31, 2008) and the lowest was $1.0950 (August 31, 2007).

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

The Fund has entered into an advisory agreement with Transtrend whereby Transtrend trades the Fund’s assets through a managed account using the Transtrend DTP Enhanced Diversified Program.  In the Transtrend DTP Enhanced Diversified Program, Transtrend applies its trend-following systems to a broadly-diversified portfolio of futures and forward markets, including, but not limited to, precious and industrial metals, grains, petroleum products, soft commodities, domestic and foreign interest rate futures, domestic and foreign stock indices (including S&P 500, DAX, and Nikkei 225), currencies and their cross rates, and minor currency markets.

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

Cash Assets

The Fund will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Fund plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions).   Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Fund’s cash balances held in the offset accounts (as described below) — which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund’s account on a daily basis; the Fund’s cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include and the Fund does not earn interest income on the Fund’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

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

Charges

The following table summarizes the charges incurred by the Fund for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007.

	2008		2007
Charges	Dollar Amount	% of Average Month-End Net Assets (2)	Dollar Amount	% of Average Month-End Net Assets (1) (2)
Other Expenses	$626,258	0.39%	$155,223	0.18%
Sponsor fees	255,504	0.16%	9,750	0.01%
Management fees	2,462,288	1.56%	862,994	1.00%
Performance fees	14,415,123	9.12%	5,282,368	6.13%
Total	$17,759,173	11.23%	$6,310,335	7.32%

(1) Not annualized
(2) For all other purposes

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Asset Values for all other purposes during 2008 and 2007 equaled $158,124,764 and $86,161,510, respectively.

During 2008, the Fund earned $2,502,184 in interest income, or approximately 1.58% of the Fund’s average month-end Net Asset Values for all other purposes. During 2007, the Fund earned $3,463,933 in interest income, or approximately 4.02% of the Fund’s average month-end Net Asset Values for all other purposes.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2008 and 2007 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions was approximately $10.37 and $9.57, respectively.

MLPF&S	Use of assets	Merrill Lynch may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor Fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D, Class DS and Class DT do not pay sponsor fees.

MLPF&S	Sales Commissions

Class A Units are subject to a sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. Sales commissions are deducted from proceeds prior to entering the fund. Shares purchased and reflected in the fund records are net of any commissions charged by MLPF&S. Class C, Class DS and Class DT Units are not subject to any sales commissions.

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

TRANSTREND	Annual Performance Fees	25% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year.

TRANSTREND and MLAI	Management fees	Class DT pays 1% while all other Classes pay a flat-rate monthly charge of 0.1667 of 1% of the Fund’s month-end assets (a 2.0% annual rate). MLAI receives 50% of the 2% annual rate.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

MLAI, Transtrend and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (“CFTC”) and the National Futures Association (“NFA”).  Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934, the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Possibility of Additional Government or Market Regulation.

Market disruptions and the dramatic increase in the capital allocated to alternative investment strategies during recent years have led to increased governmental as well as self-regulatory scrutiny of the alternative investment funds industry in general.  In addition, certain legislation proposing greater regulation of the industry periodically is considered by the U.S. Congress, as well as the governing bodies of foreign jurisdictions. It is impossible to predict what, if any, changes in the regulations applicable to the Fund, its Manager (MLAI), the markets in which they trade and invest or the counterparties with which they do business may be instituted in the future. Any such regulation could have a material adverse impact on the profit potential of the Fund, as well as require increased transparency as to the identity of the Fund’s members.

Forward Trading

The Fund will trade currencies in the forward in addition to in the futures markets.  The forward markets are over-the-counter, non-exchange traded markets, and by trading within these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward market counterparties are under no obligation to enter into forward transactions with a Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

The Fund Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of One of the Parties

The Fund is subject to the risk of insolvency of its counterparties, an exchange, a clearinghouse or MLPF&S.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

Item 1B:  Unresolved Staff Comments

Not applicable.

Item 2:          Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Two World Financial Center, 7th Floor, New York, New York 10281).  MLAI performs administrative services for the Fund from MLAI’s offices.

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

(b)          Holders:

As of December 31, 2008, there were 355 holders of Units including MLAI.

(c)          Dividends:

MLAI has not made and does not contemplate making any distributions on the Units.

(d)                               Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

(e)          Performance Graph:

Not applicable.

(f)           Recent Sales of Unregistered Securities:

Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-08	$30,034	27,306	$1.0999
Feb-08	—	—	1.0964
Mar-08	223,796	193,478	1.1567
Apr-08	165,199	142,021	1.1632
May-08	233,402	200,638	1.1633
Jun-08	236,578	198,056	1.1945
Jul-08	14,625	12,024	1.2163
Aug-08	—	—	1.1875
Sep-08	19,498	16,688	1.1684
Oct-08	—	—	1.2284
Nov-08	108,941	82,525	1.3201
Dec-08	119,923	88,622	1.3532
Jan-09	—	—	1.3842
Feb-09	175,498	127,099	1.3808

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-08	$287,996	271,438	$1.0610
Feb-08	648,889	614,071	1.0567
Mar-08	1,819,415	1,633,374	1.1139
Apr-08	4,974,290	4,438,160	1.1208
May-08	1,409,719	1,265,343	1.1141
Jun-08	564,348	492,236	1.1465
Jul-08	426,989	364,201	1.1724
Aug-08	481,594	422,822	1.1390
Sep-08	534,992	478,141	1.1189
Oct-08	170,735	145,294	1.1751
Nov-08	614,356	486,966	1.2616
Dec-08	164,213	127,070	1.2923
Jan-09	842,986	638,239	1.3208
Feb-09	1,524,971	1,156,268	1.3165

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-08	$750,000	801,796	$0.9355
Feb-08	—	—	0.9336
Mar-08	999,999	1,013,993	0.9862
Apr-08	975,000	978,915	0.9960
May-08	—	—	1.0015
Jun-08	—	—	1.0470
Jul-08	—	—	1.0743
Aug-08	—	—	1.0468
Sep-08	—	—	1.0313
Oct-08	—	—	1.0859
Nov-08	—	—	1.1684
Dec-08	—	—	1.2020
Jan-09	—	—	1.2311
Feb-09	—	—	1.2296

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-08	$24,874	23,444	$1.0610
Feb-08	50,000	47,263	1.0579
Mar-08	52,606	47,117	1.1165
Apr-08	39,579	34,949	1.1325
May-08	—	—	1.1384
Jun-08	10,000	8,502	1.1761
Jul-08	20,000	16,592	1.2054
Aug-08	—	—	1.1727
Sep-08	—	—	1.1542
Oct-08	—	—	1.2143
Nov-08	13,998	10,718	1.3061
Dec-08	19,999	14,929	1.3396
Jan-09	24,874	18,147	1.3707
Feb-09	114,874	83,946	1.3678

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-08	$1,711,290	1,314,052	$1.3023
Feb-08	2,146,082	1,651,086	1.2998
Mar-08	3,874,691	2,822,062	1.3730
Apr-08	9,518,352	6,836,914	1.3922
May-08	7,721,392	5,534,651	1.3951
Jun-08	6,676,364	4,643,459	1.4378
Jul-08	7,432,868	5,056,029	1.4701
Aug-08	6,514,880	4,566,718	1.4266
Sep-08	14,357,799	10,240,210	1.4021
Oct-08	7,770,404	5,276,656	1.4726
Nov-08	157,566	99,738	1.5798
Dec-08	13,509,968	8,330,231	1.6218
Jan-09	3,291,720	1,981,651	1.6611
Feb-09	7,149,145	4,306,661	1.6591

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-08	$—	—	$1.2900
Feb-08	264,708	205,439	1.2885
Mar-08	634,147	465,497	1.3623
Apr-08	—	—	1.3854
May-08	—	—	1.3980
Jun-08	—	—	1.4479
Jul-08	1,231,342	827,404	1.4882
Aug-08	—	—	1.4508
Sep-08	—	—	1.4320
Oct-08	—	—	1.5102
Nov-08	—	—	1.6300
Dec-08	—	—	1.6749
Jan-09	—	—	1.7170
Feb-09	—	—	1.7163

(1)Beginning of the month Net Asset Value for all other purposes

Class A Units are subject to sales commission paid to Merrill Lynch ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amount. Class C, Class DS and Class DT Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:  Selected Financial Data

The following selected financial data has been derived from the financial statement of the Fund.

Statements of Operations	For the year ended December 31, 2008	For the period April 2, 2007 (commencement of operations) to December 31,2007

Trading profit (loss)
Realized	$58,391,558	$18,830,414
Change in unrealized	2,997,703	3,742,826
Brokerage commissions	(642,724)	(580,731)
Total trading profit (loss)	60,746,537	21,992,509

INVESTMENT INCOME:
Interest	2,502,184	3,463,933

EXPENSES:
Management fees	2,462,288	862,994
Performance fees	14,415,123	5,282,368
Sponsor fees	255,504	9,750
Other	626,258	155,223
Total Expenses	17,759,173	6,310,335

NET INVESTMENT INCOME (LOSS)	(15,256,989)	(2,846,402)

NET INCOME (LOSS)	$45,489,548	$19,146,107

Balance Sheet Data	December 31, 2008	December 31, 2007

Members’ Capital	$217,335,124	$112,656,278
Net Asset Value per Series A Unit**	1.3842	1.0998
Net Asset Value per Series C Unit***	1.3209	1.0608
Net Asset Value per Series D Unit****	1.2310	0.9354
Net Asset Value per Series I Unit******	1.3707	1.0609
Net Asset Value per Series DS Unit	1.6610	1.3022
Net Asset Value per Series DT Unit*	1.7165	1.2896

*Class DT commenced on June 1, 2007
**Class A commenced on September 1, 2007
***Class C commenced on July 1, 2007
****Class D commenced on November 1, 2007
*****Class I commenced on October 1, 2007

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes initial offering costs payable to MLAI over twelve months for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such payment is amortized over 60 months.  Consequently, as of December 31, 2008 and 2007, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes are as follows:

December 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes (unaudited)	Financial Reporting	Number of Units	All Other Purposes (unaudited)	Financial Reporting
Class A	$1,297,669	$1,297,666	937,456	$1.3842	$1.3842
Class C	13,734,717	13,734,797	10,398,395	1.3208	1.3209
Class D	1,205,100	1,205,010	978,915	1.2311	1.2310
Class I	1,069,373	1,069,315	780,147	1.3707	1.3707
Class DS	111,765,499	111,764,376	67,285,671	1.6611	1.6610
Class DT	88,290,271	88,263,960	51,421,530	1.7170	1.7165
	$217,362,629	$217,335,124	131,802,114

December 31, 2007

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$118,495	$118,484	107,731	$1.0999	$1.0998
Class C	798,078	797,979	752,226	1.0610	1.0608
Class D	701,608	701,576	750,000	0.9355	0.9354
Class I	625,977	625,944	590,000	1.0610	1.0609
Class DS	17,928,995	17,927,148	13,766,729	1.3023	1.3022
Class DT	92,508,129	92,485,147	71,713,429	1.2900	1.2896
	$112,681,282	$112,656,278	87,680,115

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable financial information to the Members of the Fund.  Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$1.0780	$1.1716	$1.1141	$1.0999
2008	$1.0964	$1.1567	$1.1632	$1.1633	$1.1945	$1.2163	$1.1875	$1.1684	$1.2284	$1.3201	$1.3532	$1.3842

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	N/A	$0.9522	$0.9228	$0.9940	$1.0795	$1.0530	$1.0610
2008	$1.0567	$1.1139	$1.1208	$1.1141	$1.1465	$1.1724	$1.1390	$1.1189	$1.1751	$1.2616	$1.2923	$1.3208

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$0.9391	$0.9355
2008	$0.9336	$0.9862	$0.9960	$1.0015	$1.0470	$1.0743	$1.0468	$1.0313	$1.0859	$1.1684	$1.2020	$1.2311

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	$1.0691	$1.0475	$1.0610
2008	$1.0579	$1.1165	$1.1325	$1.1384	$1.1761	$1.2054	$1.1727	$1.1542	$1.2143	$1.3061	$1.3396	$1.3707

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	$1.0532	$1.1117	$1.1922	$1.1542	$1.1218	$1.2109	$1.3177	$1.2928	$1.3023
2008	$1.2998	$1.3730	$1.3922	$1.3951	$1.4378	$1.4701	$1.4266	$1.4021	$1.4726	$1.5798	$1.6218	$1.6611

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	N/A	N/A	N/A	N/A	N/A	$1.1598	$1.1255	$1.0950	$1.1829	$1.2891	$1.2678	$1.2900
2008	$1.2885	$1.3623	$1.3854	$1.3980	$1.4479	$1.4882	$1.4508	$1.4320	$1.5102	$1.6300	$1.6749	$1.7170

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: September 1, 2007

Aggregate Subscriptions: $1,272,103

Current Capitalization:   $1,297,669

Worst Monthly Drawdown(2):  (4.91)% ( November 2007 )

Worst Peak-to-Valley Drawdown(3):  (6.42)%  ( November 2007 - January 2008)

Net Asset Value per Unit for Class A, December 31, 2008:   $1.3842

Monthly Rates of Return (4)

Month	2008	2007
January	-0.32%	—
February	5.50	—
March	0.56	—
April	0.01	—
May	2.68	—
June	1.83	—
July	(2.37)	—
August	(1.61)	—
September	5.14	7.80%
October	7.46	8.68
November	2.51	(4.91)
December	2.29	(1.27)
Compound Annual Rate of Return	25.85%	9.99%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 38.42%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $12,908,226

Current Capitalization:   $13,734,717

Worst Monthly Drawdown(2):  (4.78)% (July 2007)

Worst Peak-to-Valley Drawdown(3):  (7.72)%  (July-August 2007)

Net Asset Value per Unit for Class C, December 31, 2008:   $1.3208

Monthly Rates of Return (4)

Month	2008	2007
January	-0.41%	—
February	5.41	—
March	0.62	—
April	(0.60)	—
May	2.91	—
June	2.26	—
July	(2.85)	-4.78%
August	(1.76)	(3.09)
September	5.02	7.71
October	7.36	8.60
November	2.43	(2.45)
December	2.21	0.76
Compound Annual Rate of Return	24.49%	6.10%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 32.09%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: November 1, 2007

Aggregate Subscriptions:    $4,224,999

Current Capitalization:   $1,205,100

Worst Monthly Drawdown(2):  (6.09)% ( November 2007)

Worst Peak-to-Valley Drawdown(3):  (6.64)%  ( November 2007-January 2008 )

Net Asset Value per Unit for Class D, December 31, 2008:   $1.2311

Monthly Rates of Return (4)

Month	2008	2007
January	-0.19%	—
February	5.63	—
March	0.99	—
April	0.55	—
May	4.54	—
June	2.61	—
July	(2.56)	—
August	(1.48)	—
September	5.29	—
October	7.60	—
November	2.88	-6.09%
December	2.42	(0.39)
Compound Annual Rate of Return	31.61%	-6.46%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 23.10%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: October 1, 2007

Aggregate Subscriptions:  $821,057

Current Capitalization:   $1,069,373

Worst Monthly Drawdown(2):  (2.71)% ( July 2008 )

Worst Peak-to-Valley Drawdown(3):  (4.25)%  ( July-August 2008)

Net Asset Value per Unit for Class I, December 31, 2008:   1.3707

Monthly Rates of Return (4)

Month	2008	2007
January	-0.29%	—
February	5.54	—
March	1.43	—
April	0.52	—
May	3.31	—
June	2.49	—
July	(2.71)	—
August	(1.58)	—
September	5.21	—
October	7.56	6.91%
November	2.56	(2.03)
December	2.32	1.29
Compound Annual Rate of Return	29.18%	6.10%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 37.07%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:   $96,991,172

Current Capitalization:   $111,765,499

Worst Monthly Drawdown(2):  (3.19)% ( July 2007 )

Worst Peak-to-Valley Drawdown(3):  (5.90)%  ( July - August 2007)

Net Asset Value per Unit for Class DS, December 31, 2008:   1.6611

Monthly Rates of Return (4)

Month	2008	2007
January	-0.19%	—
February	5.63	—
March	1.40	—
April	0.21	5.32%
May	3.06	5.56
June	2.25	7.24
July	(2.96)	(3.19)
August	(1.72)	(2.80)
September	5.03	7.94
October	7.28	8.83
November	2.66	(1.89)
December	2.42	0.74
Compound Annual Rate of Return	27.55%	30.23%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S. GAAP is 66.10%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2008

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $119,043,657

Current Capitalization:   $88,290,271

Worst Monthly Drawdown(2):  (2.96)% ( July 2007 )

Worst Peak-to-Valley Drawdown(3):  (5.59)%  ( June-August 2007)

Net Asset Value per Unit for Class DT, December 31, 2008:   1.7170

Monthly Rates of Return (4)

Month	2008	2007
January	-0.12%	—
February	5.73	—
March	1.70	—
April	0.91	—
May	3.57	—
June	2.78	4.33%
July	(2.51)	(2.96)
August	(1.30)	(2.70)
September	5.46	8.03
October	7.93	8.97
November	2.75	(1.65)
December	2.51	1.75
Compound Annual Rate of Return	33.08%	16.04%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit for all other purposes. The inception to date total return based on U.S.GAAP is 60.48%.

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

December 31, 2008

Total Trading
Profit (Loss)
Stock Indices	$12,297,042
Metals	2,372,411
Agricultural Commodities	7,255,358
Currencies	1,202,685
Energy	19,926,122
Interest Rates	17,684,856
Subtotal	60,738,474
Change in Brokerage Commissions Payable	8,063
Total	$60,746,537

The Fund posted profits for the year in all sectors which include the following: energy, interest rates, stock indices, agriculture, metals, and currencies.

The energy sector posted profits for the year.  The first quarter started with energy contracts distinguished by choppy prices which resulted in losses being posted to the Fund. Purchased crude oil, heating oil and gasoline dropped in price while natural gas contracts rose in price. The energy markets contributed to excellent results in the middle of the quarter due to an upward trend in natural gas prices and new record prices for crude oil and its derived products. As the first quarter ended as listed products in the energy markets showed sharp falls but recovered due to profits earned with purchases of natural gas and heating oil. The upward trend of energy prices continued strongly at the beginning of the second quarter as profits were posted to the Fund. The exceptionally favorable results on long positions were the most important determinants of the overall profits. Profits continued to be posted to the Fund mid-quarter as the energy markets reached new high levels especially positions in crude oil and gasoline. Profits continued to be posted to the Fund at the end of the second quarter as prices continued to rise. Purchases of Brent crude oil and gasoline were particularly profitable. Quickly sinking energy prices changed existing purchases of crude oil, and natural gas into losses being posted to the Fund at the beginning of the third quarter. The energy prices continued to fall in August and the sector posted profits to the Fund due to sales in natural gas and heating oil. Sales of various energy products posted profits to the Fund at the end of the third quarter due to energy prices continuing on a downward spin. Profits were posted to the Fund throughout the fourth quarter due to the short positions in the energy markets.

The interest rate sector posted profits for the year.  In order to support the troubled banking sector and to stimulate economic growth, the U.S. Federal Reserve Bank substantially reduced the American base rate twice during the second half of January. This move caused profits being posted to the Fund throughout the first quarter due to the positive results on various short and long term interest rate positions anticipating a stronger divergence between American and European rates. The expectation that various European central banks would  have to lower their base rates sooner or later led to a more inverse looking yield curve in the money markets. This development was advantageous for existing positions. In March, the financial world was stunned by the demise of the U.S. investment bank Bear Stearns. Due to various liquidity expanding measures by the U.S. Federal Reserve and other leading central banks, the negative impact was limited and profits were posted to the Fund. Losses were posted to the Fund at the beginning of the second quarter. The interest rate markets were mainly driven by increased attention to inflationary risks. More market participants were of the opinion that the interest rate cut by the U.S. Federal Reserve on April 30, 2008 could be the last one for the time being. The interest allowance on British pound deposits surged after the news that the daily United Kingdom interest rate fixing has possibly been manipulated by involved banks which influenced several related positions negatively. Long positions in Japanese government bonds also generated losses. Inflation figures released in the middle of the quarter in various countries and regions raised concerns causing interest rates to rise quickly. Various positions in the money and capital markets of Australia and the United Kingdom profited from the rising rates. A steepening of the yield curve in the United States also had a positive effect as profits were posted to the Fund in the middle of the second quarter.  While the United States Federal Reserve kept the official base rate unchanged at its June meeting, most market participants started to take into account a rate rise by the European Central Bank in July. The underlying money and capital markets reflected this difference of monetary policy. Interest rates on the European mainland and in the United Kingdom rose at a much faster pace than rates in the United States. Diverse positions took advantage of this development and the second quarter ended with profits being posted to the Fund. Losses were posted to the Fund at the beginning of the third quarter as inflation fears diminished as commodity prices started to decrease. Declining European interest rates also generated losses to the Fund on various positions. However, the convergence of short term interest rates between the United Kingdom and mainland Europe was profitable but not enough to offset losses. A slowing world economy and commodities halting their price increase spawned the hope that inflation would start to come down. Government bond prices went up as a result of these developments with purchases in the United States, Canada and Australia which generated profits to the Fund in the middle of the third quarter. A disappointing economic performance and a weakening housing market in the United Kingdom exerted its influence in falling money market rates and strengthening the inversion of the yield curve. This process worked well for existing positions as profits continued to be posted to the Fund in the middle of the third quarter. The American rescue plan for the plagued banking sector (Troubled Assets Relief Program) caused strong movements in the interest rate markets against the existing trends was profitable for the Fund at the beginning of the third quarter. Long positions held in anticipating a future drop in the American Federal Fund interest rate also earned excellent profits for the Fund. Purchases in the Canadian bond markets suffered losses while comparable positions in the United States and Australia posted profits to the Fund as the third quarter ended. Profits were posted to the Fund in the fourth quarter. The British Finance Minister openly admitted that he had serious worries about the fate of the United Kingdom economy which helped fears grow about an impending United Kingdom recession. British money market rates reacted strongly and due to the Fund’s earlier taken positions profits were posted to the Fund. Also the Fund’s positions in anticipation of lower official United States interest rates were profitable for the Fund. Positions in all the principal money markets profited from the sharp interest rate falls and profits were posted to the Fund in the middle of the quarter.  The sharp interest rate cuts by the central banks of Europe, the United Kingdom, and the United States had a profound effect on the money markets as profits were posted to the Fund at the end of the year. Especially in the United States where the official target rate approached zero and the not so modest upward price movements of German, British, Canadian and South Korean state Bonds were even surpassed by American government paper.

The stock indices sector posted profits for the year.  The perception of the credit crisis having its toll on the real economy sent stock markets spiraling lower. Sentiment was further worsened after a massive forced liquidation of an allegedly fraudulent stock indices position by the number two French bank Société Générale. Profits were posted to the Fund on sales of Italian and American blue-chip indices while small losses were felt in the German market.  Profits continued to be posted to the Fund from the middle through the end of the quarter as a result of the short sales in Australia, the United States and a long position in the Canadian index. Several short positions, such as the Nasdaq-100 index ended the month of April with losses being posted to the Fund. Although investors had to contend with various uncertainties, many stock exchanges showed certain resilience. Long positions in Canada, the United States and Brazil were profitable for the Fund in the middle of the second quarter. Despite the civil unrest in South Africa, stocks in this country still proved to be desirable. Purchases in the South African stock index added to the profits being posted to the Fund in the middle of the second quarter. A wave of sell swept over the stock markets all over the world at the end of the second quarter. Short positions on various European exchanges also posted profits to the Fund at the end of the second quarter with the biggest profits from Italy, Spain, Turkey and Sweden. Short sales in Hong Kong, Poland and the United States generated losses being posted to the Fund at the beginning of the third quarter. The stock market indices of Hong Kong and Singapore ended the month at lower levels. The profits and losses earned in the rest of Europe and the United States balanced each other out with losses being posted to the Fund in the middle of the third quarter. The continuation of the downward trend in several stock indices had a positive effect on existing positions. The biggest contribution came from Europe with Italy, Sweden and Poland being the leaders. The third quarter ended with profits posted to the Fund due to positions in Asia, South Africa and North America. The persistent selling in the stock markets pushed down stock indices even further worldwide. Various positions contributed to profits being posted to the Fund in October. Just as in September, results achieved in Italy, Poland and South Africa stood out. Additionally, profits were also earned in Australia, Hong Kong, Singapore and Canada, as well as in a European mid-cap index. Many stock markets found new lows during the month of November. The S&P 500 index reached levels not seen since 1997. Positions in North America and Europe, modest in size, posted profits to the Fund in the middle of the fourth quarter. The year ended with losses being posted to the Fund.

The agriculture sector posted profits for the year. Notwithstanding the jumpy nature of the commodity markets profits were posted to the Fund from the beginning through the middle of the first quarter. Long positions in coffee, cocoa and cotton posted profits to the Fund. Purchases of agricultural goods such as corn, wheat and soybeans not only profited from a weaker U.S. dollar but also from an increasing worldwide scarcity of supplies. At the end of the first quarter, purchases of coffee, soybeans and soybean oil suffered with losses being posted to the Fund. Losses were posted to the Fund. at the beginning of the second quarter. The relative weakness of wheat prices against the price of soybeans generated gains being posted to the Fund. However, this was not enough to offset the losses being posted to the Fund from the falling prices of lean hogs and live cattle reversed resulting in losses on short positions. Favorable expectations for the upcoming wheat harvest put wheat prices under pressure which led to profits being posted to the Fund as a result of short positions in wheat. Rising soybean prices and falling sugar prices were also profitable for the Fund in the middle of the second quarter. Heavy rainfall and flooding in the United States formed a threat for the upcoming corn and soybean harvest. Rapidly rising prices helped existing long positions post profits to the Fund at the end of the second quarter. At the beginning of the third quarter various commodity markets saw price decreases of many percentages resulting in losses begin posted to the Fund.  The declining prices of soy, corn, sugar, coffee and cocoa also added to the losses being posted to the Fund. Losses continued to be posted to the Fund in the middle of the third quarter due to sales of wheat, soybeans and coffee not producing the desired results for the Fund.  The consistent erosion of price levels in wheat, soybeans, soybean oil, cotton and meats were the cause of profits being posted to the Fund at the end of the third quarter. Agricultural products saw their prices drop on the exchanges at the beginning of the fourth quarter as downward trends in wheat, corn and soybean oil delivered profits being posted to the Fund. Similar returns were also achieved with short positions in coffee, cotton and the lean hogs which also added to profits being posted to the Fund.  Unfavorable weather and fungus threatening the crops in important cacao-growing regions caused a trend reversal in cacao prices which pushed short positions into the red. However, this was offset by profits being posted to the Fund in the middle of the fourth quarter due to gains in the short positions in corn, cotton and cattle. The direction of prices in the grain markets was less clear in December.  Sales of corn and soybeans suffered losses as the year ended with losses being posted to the Fund.

The metals sector posted profits to the Fund. The metals sector posted losses to the Fund at the beginning of the first quarter.  Trends in gold and silver continued, albeit with some dips, which helped long positions gain profit.  Profits were posted to the Fund in the middle of the first quarter due to higher prices for precious metals such as silver and platinum and base metals such as copper and lead. A short position in nickel did however need to be liquidated with a loss. At the end of the first quarter, a sharp correction led to negative results on long positions of various base and precious metals posting losses to the Fund. Base metal positions added profits being posted to the Fund at the beginning of the second quarter as a result of rising copper prices and a slipping zinc price. The inconsistent direction of gold and silver prices led to losses on purchased contracts and long positions in copper also suffered resulting in losses being posted to the Fund in the middle of the second. Gains on zinc sales and losses on aluminum sales balanced each other out posting profits for the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter due to losses in long positions in platinum, silver, copper and aluminum. Losses on nickel sales were more than compensated by gains on aluminum and copper sales. However, choppy gold prices led to losses on both long and short positions in the middle of the third quarter posting losses to the Fund. The prices of virtually every commodity traded dropped heavily in September. Short positions in base metals, silver and platinum posted profits to the Fund. The price of gold did jump up at one point, due to investors losing faith in the continued functioning of the financial system. The third quarter ended with profits being posted to the Fund.  Base metal prices of aluminum, copper and zinc suffered from the worsening economic conditions. Sales of these metals, as well as short positions in gold, generated profits being posted to the Fund at the beginning of the fourth quarter. Losses were posted to the Fund in the middle of the quarter due to short positions in gold and also losses in zinc. Profits were posted to the Fund at the end of the quarter due to short positions in copper and aluminum.

The currency sector posted profits to the Fund. The currency sector posted losses for the first quarter. At the beginning of the first quarter, increasing fears in the market led to a flight out of high interest currencies, such as the Turkish lira. The U.S. dollar and the Euro also dropped against the Japanese yen which resulted in losses for short Japanese yen positions. Due to a lack of a clear trend for the U.S. dollar against the Australian dollar, the British pound and the Hungarian forint, small losses were suffered.  A seriously slowing economy in the middle of the first quarter, a generous monetary policy and increasing inflation did not do the U.S. dollar any favors. Some of the losses experienced early in the quarter were reversed but not enough to offset losses, therefore the sector posted a loss for the first quarter. Profits were posted to the Fund at the beginning of the second quarter though the U.S. dollar, after reaching new record lows against several currencies recovered strongly. Short sales against the Euro, Swiss franc and the Australian dollar resulted in profits for the Fund. Long positions in the Australian dollar and the Mexican peso against the U.S. dollar also generated profits being posted for the Fund. Purchases of Australian dollars against various other currencies posted profits for the Fund in the middle of second quarter. Many emerging currencies saw their relative values rise in the middle of the second quarter with long positions in the Hungarian forint; Polish zloty, Turkish lira and the Mexican pesos all profited resulting in profits posted to the Fund. Purchases of New Zealand dollars financed with euros and U.S. dollars led to losses being posted to the Fund at the end of the second quarter as did sales of Swiss francs versus the euro and British pound. The lack of trend shown by the Canadian dollar against the U.S. dollar and the Japanese yen also led to losses being posted to the Fund.   A favorable verdict by the Turkish Constitutional Court for the ruling AK party pushed the value of the Turkish lira against the Euro and the U.S. dollar higher, resulting in profits being posted to the Fund at the beginning of the third quarter.  Purchases of Mexican pesos, South African rands, Polish zlotys and Rumanian leis also contributed to profits being posted to the Fund along with a weakening Japanese yen versus the Australian dollar, the Euro and the British pound. However, many emerging market currencies lost serious terrain against the U.S. dollar causing losses to be posted to the Fund in the middle of the third quarter.  The purchases of the Eastern European currencies, the South African rand and the Brazilian real also suffered losses. Other contributing factors for losses being posted to the Fund in the middle of the third quarter was the strong Japanese yen against various currencies as well as purchases of Euros against the Swiss franc, purchases of British pounds versus the Swiss franc and the Canadian dollar. The U.S. dollar continued its upward course in September due to U.S. dollar purchases against the Australian and New Zealand dollars and various European currencies posting profits to the Fund in the middle of the third quarter. The depreciation of the Taiwanese dollar, which suffered from a flight of capital from emerging markets posted profits to the Fund as the third quarter ended. In these uncertain times, the Japanese yen and the U.S. dollar gained some favor among investors. Purchases of these currencies against various others were profitable for the Fund. The Swiss franc’s strengthening against the Euro led to profits being posted to the Fund at the beginning of the fourth quarter. A depreciation of the Norwegian and Swedish crowns versus the Euro generated profits being posted to the Fund in the middle of the fourth quarter. The rise of the U.S. dollar against the Swiss franc also returned profits being posted to the Fund. Profits were posted to the Fund due to Euros bought with Czech crowns, British pounds and Canadian dollars.

December 31, 2007

Total Trading
Profit (Loss)

Metals	$1,126,158
Agricultural Commodities	3,148,480
Currencies	(1,433,674)
Energy	16,870,834
Interest Rates	10,066,046
Stock Indicies	(7,739,787)
Subtotal	22,038,057
Change in Brokerage Commissions Payable	(45,548)
Total	$21,992,509

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the Year ended December 31, 2008 and period ended December 31, 2007, the Fund’s average month-end Net Asset Value for all other purposes was approximately $158,124,764 and 86,161,510, respectively.

December 31, 2008

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	449,202	0.28%	1,434,454	22,634
Currencies	1,632,608	1.03%	4,641,576	54,768
Energy	703,533	0.44%	2,117,492	14,776
Interest Rates	8,174,383	5.17%	11,633,999	2,635,987
Metals	333,939	0.21%	903,788	13,098
Stock Indices	662,688	0.42%	1,378,418	182,470

Total	11,956,353	7.55%	22,109,727	2,923,733

December 31, 2007

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$844,136	0.98%	$2,398,107	$2,538
Currencies	2,303,823	2.67%	8,032,323	102,024
Energy	1,434,362	1.66%	5,878,073	6,362
Interest Rates	6,304,905	7.32%	15,513,347	1,931,446
Metals	672,263	0.78%	1,641,701	6,571
Stock Indices	1,817,777	2.11%	4,147,528	93,257

Total	$13,377,266	15.52%	$37,611,079	$2,142,198

Material Limitations on Value at Risk as an Assessment of Market Risk.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2008, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2008. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2008.

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

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Seven Quarters through December 31, 2008

	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter (2)
	2008	2008	2008	2008	2007	2007	2007
Total Income (Loss)	$34,256,182	$3,330,005	$13,890,096	$11,772,438	$13,557,665	$2,310,724	$9,588,053
Total Expenses	9,537,340	1,316,140	3,835,935	3,069,758	(3,369,663)	(664,249)	(2,276,423)
Net Income (Loss)	$24,718,842	$2,013,865	$10,054,161	$8,702,680	$10,188,002	$1,646,475	$7,311,630

Net Income (Loss) per weighted average Unit (1)	$0.1914	$0.0164	$0.0916	$0.0927	$0.1077	$0.0153	$0.1561

(1) The net income per weighted average unit is based on the weighted average of the total units for each quarter.

(2) Commencement of operations April 2, 2007

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with the Fund’s independent registered public accounting firm on accounting and financial disclosure.

Item 9A (T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2008, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Fund’s internal controls over financial reporting which materially affect such internal control.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the year ended December 31, 2008 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Management’s Report on Internal Control over Financial Reporting:

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is a process designed under the supervision of MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund and is effected by management, other personnel and service providers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and included those policy and procedures that:

•      Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Fund.

•      Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that  receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and

•      Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting at December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2008, the Fund’s internal control over financial report was effective.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report for this annual report.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Paul Morton	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Thomas W. Lee	Vice President and Manager

Justin C. Ferri	Vice President and Manager

Paul Morton is the Chief Executive Officer, President, and Manager of MLAI. He also serves as the Chief Operating Officer for the Global Investment and Insurance Solutions (GIIS) group for Merrill Lynch.  As Chief Operating Officer of GIIS, Mr. Morton leads the market investments business within the group, which includes secondary equity, debt, listed options, futures and FX for Merrill Lynch’s Global Wealth Management division.  Prior to serving as COO of GIIS, Mr. Morton worked in the equity and debt trading management of Merrill Lynch. Prior to joining Merrill Lynch in 1996, Mr. Morton worked in the equity derivatives at Paine Webber.  From 1988-1993, Mr. Morton served as an officer in the US Army for five years.  Mr. Morton holds a BS (Aerospace Engineering) from the United States Military Academy at West Point (1988) and a MBA (Finance) from the Wharton School at the University of Pennsylvania (1995).

Barbra E. Kocsis is Chief Financial Officer for MLAI. She is also a Director within the Merrill Lynch Global Private Client Global Infrastructure Solutions group. Prior to that, she was the Fund Controller of MLAI. Before coming to MLAI, Ms Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices. She graduated cum laude from Monmouth College in 1988 with a Bachelor of Science in Business Administration — Accounting.

Thomas W. Lee is Vice President and Manager of MLAI. He is also a Managing Director in Merrill Lynch’s Market Investments and Origination Group, responsible for Global Private Client’s equity and debt new issue businesses, and is a Vice President and Manager of the Manager, and his registration as a principal of the Manager is pending with NFA.  Prior to joining Merrill Lynch in 1998, Mr. Lee was a corporate securities attorney at the law firm of Brown & Wood.  Mr. Lee received his J.D. from Emory University School of Law and a B.S. from Cornell University.

Justin C. Ferri is a Vice President and Manager of MLAI. He is also a Director within the MLPF&S Structured and Alternative Solutions (SAS) group and is a Vice President of IQ Investment Advisors LLC.  Prior to his role in SAS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and Head of Global Private Client Rampart Equity Derivatives group.  Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of MPower Advisors LLC from 1999 to 2002. He graduated with a Bachelor of Arts Degree from Loyola College in Baltimore, Maryland.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, Systematic Momentum II LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these Funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units are non-voting securities limited liability company interests. The Fund is managed by MLAI, its sponsor.)

(b)           Security Ownership of Management:

As of December 31, 2008, MLAI owned no Unit-equivalent Member interests. The principals of MLAI did not own any Units, and Transtrend did not own any Units.

(c)           Changes in Control:

None.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)           Transactions between Merrill Lynch and the Fund

Some of the service providers to the Fund are affiliates of Merrill Lynch. However, none of the fees paid by the Fund to such Merrill Lynch affiliates were negotiated and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.

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

In 2008, the Fund expensed:  (i) Brokerage Commissions of $642,724 to MLPF&S and $2,462,288 in management fees earned by Transtrend and MLAI, (ii) Sponsor Fees of $255,504 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)           Indebtedness of Management:

None.

(d)           Transactions with Promoters:

Not applicable.

Item 14: Principal Accountant Fees and Services

(a)           Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2008 and for the period ended December 31, 2007 were $91,000 for each period.

(b)           Audit-Related Fees

There were no other audit-related fees billed for the year ended December 31, 2008, related to the Fund.

(c)           Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the year ended December 31, 2008 and for the period ended December 31, 2007 were $72,000 and $64,000 for each period, respectively.

(d)           All Other Fees

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP, or any member firms of Deloitte Touche Tohmatsu and their respective affiliates during the year ended December 31, 2008 for any other professional services in relation to the Fund.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	Report of Independent Registered Public Accounting Firm	1

	Statements of Financial Condition as of December 31, 2008 and 2007	2

	Statements of Operations for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007	3

	Statements of Changes in Member’s Capital for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007	4

	Financial Data Highlights for the year ended December 31, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007	6

	Notes to Financial Statements	7

2.	Financial Statement Schedules:

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

3.02 3.02	Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced Global Commodity FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Registration Statement

3.03 10.01	Institutional Futures Client Account between ML Transtrend DTP Enhanced FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in the Registration Statement filed on November 13, 2007, on Form 10 under the Securities Exchange Act of 1934.

3.04 10.02	Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend B.V.

Exhibit 10.02:	Is filed herewith.

13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC
By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/Paul Morton
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Paul Morton	Chief Executive Officer, President and Manager	March 31, 2009
Paul Morton

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2009
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

s/ Thomas W. Lee	Vice President and Manager	March 31, 2009
Thomas W. Lee

/s/ Justin C. Ferri	Vice President and Manager	March 31, 2009
Justin C. Ferri

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

2008 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 10.02	Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend B.V.

Exhibit 13.01	2008 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications