Form 10-Q
period 2009-03-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2009-05-15
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, an Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The limited partnership units of the registrant are not publicly traded. Accordingly, there is no aggregate market value for registrant’s outstanding equity that is readily determinable.

As of March 31, 2009, 134,889,557 units of membership were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31 , 2009	December 31 , 2008
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $12,869,591 for 2009 and $15,307,220 for 2008)	$216,876,625	$227,695,348
Net unrealized profit on open contracts	62,045	6,740,529
Cash	117,807	27,291
Deferred initial offering costs	—	—
Accrued interest	2,043	9,490

TOTAL ASSETS	$217,058,520	$234,472,658

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$37,961	$37,485
Management fee payable	293,165	380,618
Sponsor fee payable	32,868	31,557
Redemptions payable	1,160,347	2,375,459
Performance fee payable	5,425	14,140,228
Initial offering costs payable	25,004	50,005
Other	159,240	122,182

Total liabilities	1,714,010	17,137,534

MEMBERS’ CAPITAL:
Members’ Interest (134,889,557 Units and 131,802,114 Units outstanding, unlimited Units authorized)	215,344,510	217,335,124
Total members’ capital	215,344,510	217,335,124

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$217,058,520	$234,472,658

NET ASSET VALUE PER UNIT (SEE NOTE 4)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008
TRADING PROFIT (LOSS):

Realized	$1,273,883	$12,947,588
Change in unrealized, net	(6,678,484)	(1,922,038)
Brokerage commissions	(191,792)	(142,797)

Total trading profit (loss)	(5,596,393)	10,882,753

INVESTMENT INCOME:
Interest	16,504	889,685

EXPENSES:
Management fee	891,480	388,748
Sponsor fee	98,318	2,613,194
Performance fee	326	16,588
Other	128,729	51,228
Total expenses	1,118,853	3,069,758

NET INVESTMENT LOSS	(1,102,349)	(2,180,073)

NET INCOME (LOSS)	$(6,698,742)	$8,702,680

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	1,038,103	199,530
Class C**	11,172,583	1,977,503
Class D***	978,915	1,889,794
Class I****	476,684	660,658
Class DS*****	71,113,841	17,122,192
Class DT******	50,402,891	72,005,554

Net income (loss) per weighted average Unit
Class A*	$(0.0506)	$0.0490
Class C**	$(0.0501)	$0.0564
Class D***	$(0.0376)	$0.0549
Class I****	$(0.0387)	$0.0727
Class DS*****	$(0.0518)	$0.0911
Class DT******	$(0.0466)	$0.0954

*Class A commenced on September 1, 2007.

**Class C commenced on July 1, 2007.

***Class D commenced on November 1, 2007.

****Class I commenced on October 1, 2007.

*****Class DS was previously known as Class D-SM and commenced on April 2, 2007.

******Class DT was previously known as Class D-TF and commenced on June 1, 2007.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital March 31, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital March 31, 2009
Class A*	107,731	220,784	—	328,515	937,456	174,842	—	1,112,298
Class C**	752,226	2,518,883	—	3,271,109	10,398,395	1,840,409	(781,468)	11,457,336
Class D***	750,000	1,815,789	(750,000)	1,815,789	978,915	—	—	978,915
Class I****	590,000	117,824	—	707,824	780,147	167,519	(606,592)	341,074
Class DS*****	13,766,729	5,787,200	—	19,553,929	67,285,671	5,196,197	—	72,481,868
Class DT******	71,713,429	670,936	(4,015,576)	68,368,789	51,421,530	—	(2,903,464)	48,518,066

Total Members’ Units	87,680,115	11,131,416	(4,765,576)	94,045,955	131,802,114	7,378,967	(4,291,524)	134,889,557

*Class A commenced on September 1, 2007.

**Class C commenced on July 1, 2007.

***Class D commenced on November 1, 2007.

****Class I commenced on October 1, 2007.

*****Class DS was previously known as Class D-SM and commenced on April 2, 2007.

******Class DT was previously known as Class D-TF and commenced on June 1, 2007.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2009

Class A*	$118,484	$253,830	$—	$9,768	$382,082	$1,297,666	$241,794	$—	$(52,510)	$1,486,950
Class C**	797,979	2,756,300	—	111,626	3,665,905	13,734,797	2,429,953	(1,026,556)	(559,750)	$14,578,444
Class D***	701,576	1,749,999	(747,000)	103,828	1,808,403	1,205,010	—	—	(36,796)	$1,168,214
Class I****	625,944	127,480	—	48,059	801,483	1,069,315	229,870	(828,980)	(18,466)	$451,739
Class DS*****	17,927,148	7,732,063	—	1,559,432	27,218,643	111,764,376	8,635,114	—	(3,682,940)	$116,716,550
Class DT******	92,485,147	898,855	(5,563,179)	6,869,967	94,690,790	88,263,960	—	(4,973,067)	(2,348,280)	$80,942,613

Total Members’ Capital	$112,656,278	$13,518,527	$(6,310,179)	$8,702,680	$128,567,306	$217,335,124	$11,536,731	$(6,828,603)	$(6,698,742)	$215,344,510

*Class A commenced on September 1, 2007.

**Class C commenced on July 1, 2007.

***Class D commenced on November 1, 2007.

****Class I commenced on October 1, 2007.

*****Class DS was previously known as Class D-SM and commenced on April 2, 2007.

******Class DT was previously known as Class D-TF and commenced on June 1, 2007.

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

In the opinion of management, these interim financial statements contain all adjustments necessary to present fairly the financial position of the Fund as of March 31, 2009 and the results of its operations for the three months ended March 31, 2009 and 2008.  However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities Exchange Commission for the period ended December 31, 2008.

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

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2009 and December 31, 2008, are as follows:

3/31/2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry Sector	Number of Contracts	Unrealized Profit (Loss)	Percent of Members’ Capital	Number of Contracts	Unrealized Profit (Loss)	Percent of Members’ Capital	Profit (Loss) on Open Positions	Percent of Members’ Capital	Maturity Dates

Agriculture	234	$(128,157)	-0.06%	(788)	$(566,039)	-0.26%	$(694,196)	-0.32%	May 2009 - December 2009
Currencies	567	381,832	0.18%	(437)	388,641	0.18%	770,473	0.36%	June 2009
Energy	2	91	0.00%	(162)	189,245	0.09%	189,336	0.09%	May 2009 - July 2009
Interest rates	2,718	1,061,909	0.49%	(892)	(685,372)	-0.32%	376,537	0.17%	June 2009 - March 2012
Metals	594	690,676	0.32%	(565)	(1,177,666)	-0.55%	(486,990)	-0.23%	April 2009 - July 2009
Stock indices	89	(14,837)	-0.01%	(372)	(78,278)	-0.04%	(93,115)	-0.04%	April 2009 - June 2009

Total		$1,991,514	0.92%		$(1,929,469)	-0.91%	$62,045	0.03%

12/31/2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry Sector	Number of Contracts	Unrealized Profit (Loss)	Percent of Members’ Capital	Number of Contracts	Unrealized Profit (Loss)	Percent of Members’ Capital	Profit (Loss) on Open Positions	Percent of Members’ Capital	Maturity Dates

Agriculture	90	$151,485	0.07%	(476)	$(432,610)	-0.20%	$(281,125)	-0.13%	February 09 - December 09
Currencies	126	618,638	0.28%	(192)	(185,546)	-0.09%	433,092	0.19%	March 09
Energy	—	—	0.00%	(328)	489,104	0.23%	489,104	0.23%	February 09 - December 09
Interest rates	4,057	4,178,934	1.92%	(1,398)	(913,221)	-0.42%	3,265,713	1.50%	March 09 - December 11
Metals	305	(3,140,161)	-1.44%	(450)	6,168,912	2.84%	3,028,751	1.40%	January 09 - May 09
Stock indices	—	—	0.00%	(410)	(195,006)	-0.09%	(195,006)	-0.09%	January 09 - March 09

Total		$1,808,896	0.83%		$4,931,633	2.27%	$6,740,529	3.10%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of March 31, 2009 and December 31, 2008.

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of March 31, 2009 and December 31, 2008 are as follows:

3/31/2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$1,991,514	$(1,929,469)	$62,045
Forwards	—	—	—
Total	1,991,514	(1,929,469)	62,045

12/31/2008	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$1,808,896	$4,931,633	$6,740,529
Forwards	—	—	—
Total	1,808,896	4,931,633	6,740,529

3.               FAIR VALUE OF INVESTMENTS

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

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in equity in commodity futures trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statement of Operations.

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

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where it trades such investments. These closing prices are observed through the clearing broker and third party pricing services. For non exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

The independent pricing sources obtain market quotations and actual transaction prices for securities that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of securities that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like securities, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

Upon adoption of SFAS No. 157, the Fund determined that Level I securities would include all of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward contracts.

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of March 31, 2009 and December 31, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts
12/31/2008	$6,740,529	$6,740,529	N/A	N/A
03/31/2009	$62,045	$62,045	N/A	N/A

The Fund adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statement of Financial Condition or Statement of Income and Expenses and Partners’ Capital.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The disclosure about the objectives and strategies for using derivatives is described in Note 1. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the statement of financial condition and statement of operations respectively. There are no credit related contingent features embedded in these derivative contracts.

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

4.               NET ASSET VALUE PER UNIT

For financial reporting purposes, in conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the total initial offering costs payable to MLAI for purposes of determining Net Asset Value.  For all other purposes, including computing Net Asset Value for purposes of member subscription and redemption activity, such costs are amortized over 60 months.  Consequently, the Net Asset Value and Net Asset Value per Unit of the different Classes for financial reporting purposes and for all other purposes at March 31, 2009 and December 31, 2008 are as follows:

March 31, 2009

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$1,486,938	$1,486,950	1,112,298	$1.3368	$1.3368
Class C	14,578,199	14,578,444	11,457,336	1.2724	1.2724
Class D	1,168,289	1,168,214	978,915	1.1935	1.1934
Class I	451,790	451,739	341,074	1.3246	1.3245
Class DS	116,716,347	116,716,550	72,481,868	1.6103	1.6103
Class DT	80,967,952	80,942,613	48,518,066	1.6688	1.6683
	$215,369,515	$215,344,510	134,889,557

December 31, 2008

	Net Asset Value			Net Asset Value per Unit
	All Other Purposes	Financial Reporting	Number of Units	All Other Purposes	Financial Reporting
Class A	$1,297,669	$1,297,666	937,456	$1.3842	$1.3842
Class C	13,734,717	13,734,797	10,398,395	1.3208	1.3209
Class D	1,205,100	1,205,010	978,915	1.2311	1.2310
Class I	1,069,373	1,069,315	780,147	1.3707	1.3707
Class DS	111,765,499	111,764,376	67,285,671	1.6611	1.6610
Class DT	88,290,271	88,263,960	51,421,530	1.7170	1.7165
	$217,362,629	$217,335,124	131,802,114

5.               MARKET AND CREDIT RISKS

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

6.               RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed beginning in the second quarter 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is the most valuable performance measure to the Members of the Fund.   Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for all other purposes, as discussed in Note 3 to the financial statements.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2008	$1.0964	$1.1567	$1.1632
2009	$1.3808	$1.3886	$1.3368

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2008	$1.0567	$1.1139	$1.1208
2009	$1.3165	$1.3228	$1.2724

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2008	$0.9336	$0.9862	$0.9960
2009	$1.2296	$1.2380	$1.1935

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2008	$1.0579	$1.1165	$1.1325
2009	$1.3678	$1.3760	$1.3246

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2008	$1.2998	$1.3730	$1.3922
2009	$1.6591	$1.6705	$1.6103

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2008	$1.2885	$1.3623	$1.3854
2009	$1.7163	$1.7296	$1.6688

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2009.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2009, Fund capital decreased 0.92% from $217,335,124 to $215,344,510.  This decrease was attributable to the net loss from operations of $6,689,742, coupled with the redemption of 4,291,524 Redeemable Units of Limited Fund Interest resulting in an outflow of $6,828,603.  The cash outflow was offset with cash inflow of $11,536,731 due to subscription of 7,378,967 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”‘) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes.  As a result, actual results could differ from these estimates.

Statement of Cash Flows

The Fund has elected not to provide a Statement of Cash Flows as permitted by Statement of Financial Accounting Standards No. 102 “Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale” (“FAS 102”).

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statement of Operations and Statement of Members’ Capital.

Fair Value Measurements

The Fund adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fund did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For more information on our fair value, see Note 3.  Fair Value of Investments.

Futures Contracts

The Fund trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations and Statement of Changes in Members’ Capital.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statement of Operations and Statement of Changes in Members’ Capital.

Income Taxes

Income taxes have not been provided as each member is individually liable for the taxes, if any, on their share of the Fund’s income and expenses and Members’ Capital.

In 2007, the Fund adopted FASB interpretation No. 48 “Accounting for Uncertainty in income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of FIN 48 had no impact on the operations of the Fund for the period ended March 31, 2009 and that no provision for income tax is required in the Fund’s financial statements.

Results of Operations

January 1, 2009 through March 31, 2009, the Fund experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2009 of $5,404,601.  Losses were primarily attributable to Fund’s energy sector posting gains while the metals, stock indices, currencies, agriculture and interest rate sectors posted losses.

The energy sector posted profits for the Fund. Natural gas prices trended downwards at the beginning of the quarter which the Fund took advantage of through various short positions resulting in profits being posted for the Fund. Profits continued to be posted to the Fund in the middle of the quarter mainly earned by natural gas and heating oil sales. Disappointing results from heating oil sales were more than compensated for through profits being posted to Fund at the end of the quarter resulting from natural gas sales.

The metals sector posted losses for the Fund. Sales in precious and base metals were basically uneventful except for aluminum which returned profits for the Fund at the beginning of the quarter. Profits were posted to the Fund in the middle of the quarter due to long positions in gold as investors were buying gold in mass due to their waning confidence in the financial system pushing prices upwards. The quarter end with losses being posted to the Fund as previous sales of lead and zinc had negative results. Also, the price of gold could not hold its upward trend which led to additional losses.

Stock indices posted losses for the Fund.  Profits were posted to the Fund at the beginning of the quarter. New optimism almost let the stock markets stage a recovery, but too much doubt still persisted. These mixed sentiments and its translation to the markets was not an ideal environment for clear trends to flourish. Many existing positions remained short but, along with some new short positions, did not produce any noteworthy results. Profits were posted to the Fund in the middle of the quarter due to various short positions, especially in Europe. The main contributions came from Spain, Italy and Poland. Due to volatility in the markets losses were posted to the Fund at the end of the quarter. A sale in the pan-European utilities index added to the gains, while a losing position in Sweden was the only exception in Europe. Losses in Taiwan were more than compensated by profits in Australia and South Africa. After reaching new lows during the first few days of March, the stock markets showed a strong recovery. Sales in both geographic and industry orientated indices lost money. The poorest performers were China, South Korea, South Africa and Australia.

The currency sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter. Shortly after the year started, several trend reversals were seen as the U.S. dollar strengthened against various currencies. Some of these movements hurt existing positions, such as long positions in South African rand versus the U.S. dollar and the euro plus a long position in the Turkish lira against the U.S. dollar.  The Canadian dollar showed some extra strength in the beginning of the month as it followed crude oil prices upwards. This had a negative impact on Canadian dollar sales versus the U.S. dollar and the euro. The Russian government tried to control the ruble’s depreciation this month by expanding its basket trading band but the currency still fell faster than desired. Therefore, ruble sales and also Hungarian forint sales, due to the Eastern European currencies still being associated with Russia, earned profits versus the euro.  Profits were posted to the Fund in the middle of the quarter. The weakness of the Swedish crown was taken advantage of through sales versus the Norwegian crown and the U.S. dollar. Emerging market currencies also felt pressure as sales in the Taiwan and Singapore dollars and the Colombian peso were also profitable for the Fund. The U.S. dollar appreciated against the currencies of the more developed countries with various positions earning gains as a consequence. The announced quantitative easing in the United States abruptly ended the upward march of the U.S. dollar. This movement was the most important cause of the losses being posted to the Fund at the end of the quarter. Purchases of U.S. dollars versus various emerging and developed currencies suddenly dropped. Euros sold against Hong Kong dollars did not deliver the desired result posting losses for the Fund. Sales of Turkish lira against euros, together with purchases of South African rand versus various other currencies proved to be the top positive exceptions which were not enough to offset the losses posted to the Fund.

The agriculture sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter due to volatility in the markets. Profits were posted to the Fund in the middle of the quarter. The Fund profited from the downward trends in wheat and soybeans. Sugar was one of the few commodities which ended the month higher which played out well for purchased positions. The quarter ended with losses being posted to the Fund. The financial market recovery, the weakening U.S. dollar and unrest amongst farmers in Argentina, an important agro-exporter, were the right ingredients for a turnaround in grain prices. Short positions in soybeans, soybean meal, corn and wheat suffered losses. Prices of gold and sugar could not hold their upward trend which led to additional losses being posted to the Fund.

The interest rate sector posted losses for the Fund. Losses were posted for the Fund at the beginning of the quarter. The interest rate markets looked to be following on from last year with their upward trends. However, considerations that the crisis was perhaps moving a step closer to being under control reversed these movements. Long capital market positions in Japan, United Kingdom, United States and Canada all suffered losses. Short positions in Europe also failed to add gains. Losses were posted to the Fund in the middle of the quarter. Downward pressure was placed on rates due to the somber outlook of the economy. On the other hand, upward pressure was put on rates due to serious questions being asked about the expensive financing plans of governments and their negative implications. A purchase of South Korean government debt generated a loss plus various positions in the British money market also did not bring the desired result. Losses were posted to the Fund at the end of the quarter. Although the market had considered that the announcement of the U.S. Federal Reserve to use quantitative easing was still a surprise when they announced it. Interest rate markets reacted heavily whereby positions counting on lower rates in Europe than in the U.S. suffered losses. Purchases of government debt in Germany, Japan and South Korea booked a negative result and positions in Australia also posted losses for the Fund.

January 1, 2008 to March 31, 2008

The Fund experienced a net trading gain before brokerage commissions and related fees in the first quarter of 2008 of $11,025,550  Gains were primarily attributable to the Fund’s trading in interest rates, agriculture, energy and stock indices sectors, offset with loss from metals and currency sector.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2009 and 2008 the Fund’s average Month-end Net Asset Value for all other purposes was $218,273,721 and $120,452,097, respectively.

March 31, 2009

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Agricultural Commodities	611,728	0.28%	1,835,183	54,563
Currencies	2,978,135	1.36%	8,934,405	637,862
Energy	1,855,457	0.85%	5,566,370	30,688
Interest Rates	9,223,360	4.23%	27,670,079	3,103,476
Metals	570,995	0.26%	1,712,985	329,033
Stock Indices	778,289	0.36%	2,334,867	262,707

Total	16,017,964	7.34%	48,053,889	4,418,329

March 31, 2008

Market Sector	Average Value at Risk	% of Average Capitalization	Highest Value at Risk	Lowest Value at Risk

Agricultural Commodities	$328,230	0.27%	$480,066	$46,344
Currencies	2,126,859	1.77%	4,072,805	292,385
Energy	1,252,978	1.04%	2,117,492	14,776
Interest Rates	5,220,406	4.33%	6,770,834	2,635,987
Metals	344,813	0.29%	501,371	253,600
Stock Indices	437,924	0.36%	564,917	223,135

TOTAL	$9,711,210	8.06%	$14,507,485	$3,466,227

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

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective.  Additionally, there were no significant changes in the Fund’s internal controls or in other factors during the latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008, filed March 31, 2009.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a) Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A
	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.3842
Feb-09	175,498	127,099	1.3808
Mar-09	66,296	47,743	1.3886
Apr-09	428,992	320,910	1.3368

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$842,986	638,239	$1.3208
Feb-09	681,985	518,029	1.3165
Mar-09	904,982	684,141	1.3228
Apr-09	1,313,747	1,032,495	1.2724

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.2296
Feb-09	—	—	1.2380
Mar-09	—	—	1.1935
Apr-09	—	—	—

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$24,874	18,147	$1.3707
Feb-09	90,000	65,799	1.3678
Mar-09	114,996	83,573	1.3760
Apr-09	350,997	264,984	1.3246

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-09	$3,291,720	1,981,651	$1.6611
Feb-09	3,857,424	2,325,010	1.6591
Mar-09	1,485,970	889,536	1.6705
Apr-09	5,356,769	3,326,566	1.6103

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.7170
Feb-09	—	—	1.7163
Mar-09	—	—	1.7296
Apr-09	—	—	1.6688

(1) Beginning of the month Net Asset Value for all other purposes

(b)         None.

(c)          None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

	31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

	Exhibit 31.01 and 31.02	Are filed herewith.

	32.01 and 32.02	Section 1350 Certifications

	Exhibit 32.01 and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2009	By	/s/ PAUL MORTON
Paul Morton
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2009	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)