Form 10-Q
period 2009-06-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2009-08-14
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, 146,378,036 units of membership were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2009	2008
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $26,872,170 for 2009 and $15,307,220 for 2008)	$233,278,284	$227,695,348
Net unrealized profit on open contracts	1,895,847	6,740,529
Cash	149,355	27,291
Accrued interest	3,068	9,490

TOTAL ASSETS	$235,326,554	$234,472,658

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$64,595	$37,485
Management fee payable	329,372	380,618
Sponsor fee payable	37,065	31,557
Redemptions payable	2,028,389	2,375,459
Performance fee payable	—	14,140,228
Initial offering costs payable	—	50,005
Other	142,761	122,182

Total liabilities	2,602,182	17,137,534

MEMBERS’ CAPITAL:
Members’ Interest (146,378,036 Units and 131,802,114 Units outstanding, unlimited Units authorized)	232,724,372	217,335,124
Total members’ capital	232,724,372	217,335,124

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$235,326,554	$234,472,658

NET ASSET VALUE PER UNIT (SEE NOTE 4)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three	For the six months	For the six months
	months ended	months ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
TRADING PROFIT (LOSS):

Realized	$(741,211)	$8,806,795	$532,672	$21,754,383
Change in unrealized, net	1,833,803	4,556,749	(4,844,681)	2,634,711
Brokerage commissions	(299,500)	(154,649)	(491,292)	(297,446)

Total trading profit (loss)	793,092	13,208,895	(4,803,301)	24,091,648

INVESTMENT INCOME:
Interest	4,721	681,201	21,225	1,570,886

EXPENSES:
Management fee	945,476	550,724	1,836,956	939,472
Sponsor fee	110,834	3,146,133	209,152	5,759,327
Performance fee	—	67,937	326	84,525
Other	120,578	71,141	249,307	122,369
Total expenses	1,176,888	3,835,935	2,295,741	6,905,693

NET INVESTMENT LOSS	(1,172,167)	(3,154,734)	(2,274,516)	(5,334,807)

NET INCOME (LOSS)	$(379,075)	$10,054,161	$(7,077,817)	$18,756,841

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	1,698,737	670,313	1,368,420	434,922
Class C**	12,536,784	8,707,764	11,854,683	5,342,633
Class D***	978,915	2,118,709	978,915	2,004,251
Class I****	619,923	745,607	548,304	703,133
Class DS*****	79,775,228	31,628,430	75,444,534	24,375,311
Class DT******	46,915,623	65,947,721	48,659,257	68,976,637

Net income (loss) per weighted average Unit
Class A*	$(0.0085)	$0.0596	$(0.0490)	$0.1144
Class C**	$(0.0096)	$0.0556	$(0.0574)	$0.1115
Class D***	$(0.0015)	$0.0684	$(0.0391)	$0.1241
Class I****	$(0.0079)	$0.0730	$(0.0426)	$0.1457
Class DS*****	$(0.0054)	$0.0829	$(0.0545)	$0.1715
Class DT******	$0.0035	$0.1017	$(0.0449)	$0.1969

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2009 and 2008

(unaudited in Units)

	Members’ Capital			Members’ Capital June	Members’ Capital			Members’ Capital
	December 31, 2007	Subscriptions	Redemptions	30, 2008	December 31, 2008	Subscriptions	Redemptions	June 30, 2009
Class A*	107,731	761,499	(83,945)	785,285	937,456	948,011	—	1,885,467
Class C**	752,226	8,714,622	(94,809)	9,372,039	10,398,395	3,265,422	(1,190,611)	12,473,206
Class D***	750,000	2,794,704	(1,763,993)	1,780,711	978,915	—	—	978,915
Class I****	590,000	161,275	—	751,275	780,147	503,957	(621,521)	662,583
Class DS*****	13,766,729	22,802,224	—	36,568,953	67,285,671	19,276,302	—	86,561,973
Class DT******	71,713,429	670,936	(8,622,302)	63,762,063	51,421,530	—	(7,605,638)	43,815,892

Total Members’ Units	87,680,115	35,905,260	(10,565,049)	113,020,326	131,802,114	23,993,692	(9,417,770)	146,378,036

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2009
Class A*	$118,484	$889,009	$(102,102)	$49,752	$955,143	$1,297,666	$1,277,228	$—	$(66,992)	$2,507,902
Class C**	797,979	9,704,657	(110,443)	595,735	10,987,928	13,734,797	4,245,684	(1,548,155)	(680,528)	$15,751,798
Class D***	701,576	2,724,999	(1,762,514)	248,766	1,912,827	1,205,010	—	—	(38,202)	$1,166,808
Class I****	625,944	177,059	—	102,472	905,475	1,069,315	676,867	(848,756)	(23,288)	$874,138
Class DS*****	17,927,148	31,648,171	—	4,180,571	53,755,890	111,764,376	31,559,917	—	(4,111,686)	$139,212,607
Class DT******	92,485,147	898,855	(12,100,699)	13,579,545	94,862,848	88,263,960	—	(12,895,720)	(2,157,121)	$73,211,119

Total Members’ Capital	$112,656,278	$46,042,750	$(14,075,758)	$18,756,841	$163,380,111	$217,335,124	$37,759,696	$(15,292,631)	$(7,077,817)	$232,724,372

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class DS*	Class DT**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3368	$1.2724	$1.1934	$1.3245	$1.6103	$1.6683

Realized and change in unrealized trading profit (loss)	0.0076	0.0073	0.0068	0.0076	0.0092	0.0095
Brokerage commissions	(0.0018)	(0.0017)	(0.0016)	(0.0017)	(0.0021)	(0.0022)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0125)	(0.0151)	(0.0067)	(0.0111)	(0.0092)	(0.0047)

Net asset value, end of period	$1.3301	$1.2629	$1.1919	$1.3193	$1.6082	$1.6709

Total Return:

Total return before Performance fees	-0.50%	-0.75%	-0.13%	-0.40%	-0.40%	0.12%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-0.50%	-0.75%	-0.13%	-0.40%	-0.40%	0.12%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.94%	1.19%	0.56%	0.84%	0.84%	0.31%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.56%	0.84%	0.84%	0.31%

Net investment income (loss)	-0.94%	-1.19%	-0.56%	-0.84%	-0.56%	-0.31%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class DS*	Class DT**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3842	$1.3209	$1.2310	$1.3707	$1.6610	$1.7165

Realized and change in unrealized trading profit (loss)	(0.0257)	(0.0245)	(0.0230)	(0.0255)	(0.0310)	(0.0321)
Brokerage commissions	(0.0029)	(0.0028)	(0.0026)	(0.0029)	(0.0035)	(0.0037)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0002	0.0002
Expenses	(0.0256)	(0.0308)	(0.0136)	(0.0231)	(0.0185)	(0.0100)

Net asset value, end of period	$1.3301	$1.2629	$1.1919	$1.3193	$1.6082	$1.6709

Total Return:

Total return before Performance fees	-3.91%	-4.39%	-3.19%	-3.71%	-3.71%	-2.70%
Performance fees	-0.01%	-0.01%	0.00%	-0.05%	-0.05%	0.00%
Total return after Performance fees	-3.92%	-4.40%	-3.19%	-3.76%	-3.76%	-2.70%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.87%	2.37%	1.12%	1.67%	1.67%	0.62%
Performance fees	0.01%	0.01%	0.00%	0.05%	0.05%	-0.01%
Expenses (including Performance fees)	1.88%	2.38%	1.12%	1.72%	1.72%	0.61%

Net investment income (loss)	-1.87%	-2.37%	-1.11%	-1.71%	-1.11%	-0.60%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

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

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

In the opinion of management, these interim financial statements contain all adjustments necessary for a fair statement of the financial position of the Fund as of June 30, 2009 and the results of its operations for the three and six months ended June 30, 2009 and 2008.  However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2008.

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

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2009 and December 31, 2008, are as follows:

June 30, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	241	$(472,100)	-0.20%	(1,016)	$1,592,099	0.68%	$1,119,999	0.48%	August 2009 - December 2009
Currencies	1,215	195,318	0.08%	(554)	1,277,218	0.55%	1,472,536	0.63%	September 2009
Energy	528	(537,233)	-0.23%	(140)	142,140	0.06%	(395,093)	-0.17%	July 2009 - September 2009
Interest rates	3,960	2,840,253	1.22%	(3,392)	(1,861,689)	-0.80%	978,564	0.42%	August 2009 - March 2012
Metals	663	3,029,766	1.30%	(650)	(4,220,413)	-1.81%	(1,190,647)	-0.51%	August 2009 - December 2009
Stock indices	787	(38,540)	-0.02%	(190)	(50,972)	-0.02%	(89,512)	-0.04%	August 2009 - December 2009

Total		$5,017,464	2.15%		$(3,121,617)	-1.34%	$1,895,847	0.81%

December 31, 2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	90	$151,485	0.07%	(476)	$(432,610)	-0.20%	$(281,125)	-0.13%	February 09 - December 09
Currencies	126	618,638	0.28%	(192)	(185,546)	-0.09%	433,092	0.19%	March 09
Energy	—	—	0.00%	(328)	489,104	0.23%	489,104	0.23%	February 09 - December 09
Interest rates	4,057	4,178,934	1.92%	(1,398)	(913,221)	-0.42%	3,265,713	1.50%	March 09 - December 11
Metals	305	(3,140,161)	-1.44%	(450)	6,168,912	2.84%	3,028,751	1.40%	January 09 - May 09
Stock indices	—	—	0.00%	(410)	(195,006)	-0.09%	(195,006)	-0.09%	January 09 - March 09

Total		$1,808,896	0.83%		$4,931,633	2.27%	$6,740,529	3.10%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of June 30, 2009 or December 31, 2008.

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$5,017,464	$(3,121,617)	$1,895,847
Forwards	—	—	—
Total	$5,017,464	$(3,121,617)	$1,895,847

December 31, 2008	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$1,808,896	$4,931,633	$6,740,529
Forwards	—	—	—
Total	$1,808,896	$4,931,633	$6,740,529

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by FAS 157, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

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

The following table summarizes the valuation of the Fund’s investments by the above FAS 157 fair value hierarchy levels as of June 30, 2009 and December 31, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts
December 31, 2008	$6,740,529	$6,740,529	N/A	N/A
June 30, 2009	$1,895,847	1,895,847	N/A	N/A

The Fund adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”) as of January 1, 2009 which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statement of Financial Condition or Statement of Operations and Expenses and Partners’ Capital.

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

4.   NET ASSET VALUE PER UNIT

In conformity with U.S. GAAP, the Fund amortizes over a twelve-month period the total initial offering costs payable to MLAI for purposes of determining Net Asset Value.  The Net Asset Value per Unit of the different Classes at June 30, 2009 and December 31, 2008 are as follows:

June 30, 2009

Net Asset Value per Unit

Class A	$1.3301
Class C	1.2629
Class D	1.1919
Class I	1.3193
Class DS	1.6082
Class DT	1.6709

December 31, 2008

Net Asset Value per Unit

Class A	$1.3842
Class C	1.3209
Class D	1.2310
Class I	1.3707
Class DS	1.6610
Class DT	1.7165

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed. The Fund does not expect the adoption of FSP 157-4 to have an impact on its financial statements.

In June 2008, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and “The Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“FAS 168”).  FAS 168 identifies the sources of accounting principles and the framework for selecting the accounting principles used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  FAS 168 will be effective for financial statements that cover interim and annual periods ending after September 15, 2009.  The Fund does not expect the adoption of FAS 168 to have an impact on our financial statements

FASB issued Statement of Financial Accounting Statement No. 165, Subsequent Events (“FAS165”), which is effective for interim and annual periods ending after June 15, 2009.  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Fund has performed an evaluation of subsequent events, as defined under FAS 165, through August 14, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that are required to be adjusted to, or disclosed in, the financial statements other than those disclosed in the subsequent event section in Note 7.

7.    SUBSEQUENT EVENT

The following subsequent event occurred that requires disclosure under FAS 165.

1. Effective as of August 13, 2009, Paul Morton resigned as a Chief Executive Officer and President of MLAI and resigned as a member of MLAI’s Board of Managers.

2. Effective as of August 13, 2009, Thomas W. Lee resigned as a Vice President of MLAI and resigned as a member of MLAI’s Board of Managers.

3. Effective as of August 13, 2009, Justin C. Ferri, a Vice President and a member of MLAI’s Board of Managers, became the Chief Executive Officer and President of MLAI. He continues to serve as a member of MLAI’s Board of Managers, a position which he held prior to his appointment as the Chief Executive Officer and President.

4. Effective as of August 13, 2009, Deann Morgan, a Vice President of MLAI, became a member of MLAI’s Board of Managers. She continues to serve as a Vice President of MLAI, a position which she held prior to her appointment as a member of MLAI’s Board of Managers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

(NON U.S. GAAP)

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is the most valuable performance measure to the Members of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes as discussed in Note 4 to the financial statements.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2008	$1.0964	$1.1567	$1.1632	$1.1633	$1.1945	$1.2163
2009	$1.3808	$1.3886	$1.3368	$1.3365	$1.3550	$1.3301

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2008	$1.0567	$1.1139	$1.1208	$1.1141	$1.1465	$1.1724
2009	$1.3165	$1.3228	$1.2724	$1.2710	$1.2876	$1.2629

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2008	$0.9336	$0.9862	$0.9960	$1.0015	$1.0470	$1.0743
2009	$1.2296	$1.2380	$1.1935	$1.1946	$1.2127	$1.1919

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2008	$1.0579	$1.1165	$1.1325	$1.1384	$1.1761	$1.2054
2009	$1.3678	$1.3760	$1.3246	$1.3247	$1.3435	$1.3193

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June
2008	$1.2998	$1.3730	$1.3922	$1.3951	$1.4378	$1.4701
2009	$1.6591	$1.6705	$1.6103	$1.6119	$1.6363	$1.6082

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June
2008	$1.2885	$1.3623	$1.3854	$1.3980	$1.4479	$1.4882
2009	$1.7163	$1.7296	$1.6688	$1.6719	$1.6986	$1.6709

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2009.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2009, Fund capital increased 7.08% from $217,335,124 to $232,724,372.  This increase was attributable to the net loss from operations of $7,077,817, coupled with the redemption of 9,417,770 Redeemable Units resulting in an outflow of $15,292,631.  The cash outflow was offset with cash inflow of $37,759,696 due to subscription of 29,993,692 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements

The Fund adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fund did not apply the deferral allowed by FASB Staff Positions No. FAS 157-2, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For more information on our fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations and Statements of Changes in Members’ Capital.

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

In 2007, the Fund adopted FASB interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of FIN 48 had no impact on the operations of the Fund for the period ended June 30, 2009 and that no provision for income tax is required in the Fund’s financial statements.

Results of Operations

January 1, 2009 through March 31, 2009

The Fund experienced a net trading loss before brokerage commissions and related fees in the first quarter of 2009 of $5,404,601.  Losses were primarily attributable to the Fund’s energy sector posting gains while the metals, stock indices, currencies, agriculture and interest rate sectors posted losses.

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

The metals sector posted losses for the Fund. Sales in precious and base metals were basically uneventful except for aluminum which returned profits for the Fund at the beginning of the quarter. Profits were posted to the Fund in the middle of the quarter due to long positions in gold as investors were buying gold in mass due to their waning confidence in the financial system pushing prices upwards. The quarter ended with losses being posted to the Fund as previous sales of lead and zinc had negative results. Also, the price of gold could not hold its upward trend which led to additional losses.

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

April 1, 2009 through June 30, 2009

The Fund experienced a net trading profit before brokerage commissions and related fees in the second quarter of 2009 of $ 1,092,592.  Profits were primarily attributable to the Fund’s currency, agriculture, and stock indices sectors posting gains while the metals, interest rates and energy sectors posted losses.

The currency sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter due to currencies of various commodity rich countries as a rising trend in positions in South Africa, Russia, Australia, Brazil and Colombia against major currencies profited from this move. Purchases of Mexican pesos were initially beneficial however, at the end of April the pesos was strongly affected due to the fear of the Swine Flu outbreak. Also long positions in the Swiss franc and short positions in the Canadian dollar versus the euro proved unprofitable. Profits continued to be posted to the Fund in the middle of the quarter. Many currencies appreciated versus the U.S. dollar mainly caused by the increasing amount of debt of the U.S. government. In South America, buying of Colombian pesos, Brazilian real and Mexican pesos against the U.S. dollar posted profits for the Fund. The best earnings within the currency sector were achieved through the buying of “commodity” currencies such as the South African rand and Australian dollars versus various other currencies. Furthermore, long positions in the Russian ruble, the Swiss franc and the Hungarian forint also did well. The only significant loss felt was Turkish liras purchased with euros. The trend where emerging market currencies were appreciating against Western currencies continued its course at the end of the quarter. Profits were posted to the Fund at the end of the quarter with purchases of the Czech koruna, the Hungarian forint and the South African rand. The Swiss central bank intervention led to a sharp fall in the value of the Swiss franc, which was unfavorable for positions versus the U.S. dollar but favorable for short positions against other European currencies. British pounds bought with U.S. and Canadian dollars were also profitable for the Fund.

The agriculture sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter. Short positions in corn turned negative when the market price reversed after Russia and China declared an import stop for American pig meat. However, these losses were more than compensated for through profits from purchases in the soy complex and sales in hogs. Profits continued to be posted to the

Fund in the middle of the quarter as sugar buying delivered profits. Corn sales caused losses but were more than made up for with purchases in soybeans and soybean meal. Profits continued to be posted to the Fund at the end of the quarter as long coffee positions experienced losses but were later compensated with gains achieved with short corn and wheat positions. Cattle sales experienced losses which were made up for through short positions in the lean hog markets.

The stock indices posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter as equity prices continued their course of recovery from the previous month. Long positions in Asia and North America, especially in Taiwan and South Korea generated profits to the Fund while short positions in Europe, mostly limited in size, posted losses to the Fund. Profits were posted to the fund in the middle of the quarter due to the majority of indices worldwide ended the month higher. In Asia, long positions in Taiwan and China made the highest contributions to the profit earned. Purchases of the Indian index also did well, partially due to the positive sentiment following the election results. In Europe, profits being posted to the Fund were achieved by purchases in the Netherlands and in the pan-European raw material sector index. Losses were posted to the Fund at the end of the quarter. In Asia, long positions in Hong Kong and China earned gains and short positions in Taiwan suffered losses. Losses were also posted to the Fund due to purchases of German indices and in the pan-European oil and gas sector indices.

The metals sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter.  Short positions in aluminum and nickel as well as a long position in silver produced losses. Profits were posted to the Fund in the middle of the quarter due to long positions in gold, tin and zinc. The quarter ended with losses being posted to the Fund due to gold purchases and aluminum sales both led to losses.

The interest rate sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter. The expectation of further buying of debt paper by the U.S. Federal Government could not outweigh the increasing strength shown in the equity markets. As such, various interest rate markets kept losing ground and this led to losses in long positions in the U.S. money and capital market products. South Korean government bonds however showed an uptrend, which resulted in profits being posted to the Fund. This uptrend could not outweigh the losses being posted to the Fund. Profits were posted to the Fund in the middle of the quarter. An improved economic outlook and the first creeping doubts regarding the credit ratings of the United States and the United Kingdom governments both led to a steepening of the interest rate curve. Various positions in the U.S. money markets played out successfully on this development. Purchases of South Korean and German long term government debt were therefore loss-makers. These losses were however more than compensated for by sales in Australian, U.S. and United Kingdom debt. Losses were posted to the Fund at the end of the quarter. The steepening trend of the interest rate curve accelerated during the first few days of June. Doubts over the economic situation however abruptly broke this trend. European positions anticipating a flattening of the curve were unfortunately not able to perform well. Purchases of American, British and German government bonds were loss-making. In the Pacific region, sales of Australian state bonds and later buying of Japanese obligations resulted in profits being posted to the Fund. Due to spawning doubts regarding the credit-worthiness of the American government, profits were earned with the relative weakness of the U.S. treasuries. However, this was not enough to outweigh the losses being posted to the Fund as the quarter ended.

The energy sector posted losses for the Fund. Profits were posted to the Fund at the beginning of the quarter resulting from sales of natural gas. Losses were posted to the Fund in the middle of the quarter Various fossil fuel prices rose this month as the U.S. dollar weakened and the economic outlook was perceived to be improving. Sales in natural gas and heating oil therefore suffered significant losses but were partially compensated with gasoline and crude oil buying. The quarter ended with losses being posted to the Fund due to sales in natural gas.

January 1, 2008 to March 31, 2008

The Fund experienced a net trading profit before brokerage commissions and related fees in the first quarter of 2008 of $11,025,550 Gains were primarily attributable to the Fund’s trading in interest rates, agriculture, energy and stock indices sectors, offset with loss from metals and currency sector.

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

April 1, 2008 to June 30, 2008

The Fund experienced a net trading profit before brokerage commissions and related fees in the second quarter of 2008 of $13,363,544.  Profits were primarily attributable to the Fund’s trading in energy, agriculture, stock indices, currencies and the metals sector posting gains while the interest rate sector posted losses.

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

The interest rate sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter. The interest rate markets were mainly driven by increased attention to inflationary risks. More market participants were of the opinion that the interest rate cut by the U.S. Federal Reserve on April 30, 2008 could be the last one for the time being. During the month of April interest rates on the U.S. dollar and capital markets steadily increased, also relative to comparable rates in Europe. This development led to losses on various positions. The interest allowance on British pound deposits surged after the news that the daily United Kingdom interest rate fixing has possibly been manipulated by involved banks which influenced several related positions negatively. Long positions in Japanese government bonds also generated losses. Inflation figures released mid-quarter in various countries and regions raised concerns causing interest rates to rise quickly. Various positions in the money and capital markets of Australia and the United Kingdom profited from the rising rates. A steepening of the yield curve in the United States also had a positive effect as profits were posted for the Fund.  While the United States Federal Reserve kept the official base rate unchanged at its June meeting, most market participants started to take into account a rate rise by the European Central Bank in July. The underlying money and capital markets reflected this difference of monetary policy. Interest rates on the European mainland and in the United Kingdom rose at a much faster pace than rates in the Unite States. Diverse positions took advantage of this development and the quarter ended with profits being posted for the Fund

The Fund has no applicable off-balance sheet arrangements and tabular disclosure or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2009 and 2008 the Fund’s average Month-end Net Asset Value for all other purposes was $221,317,748 and $133,956,326, respectively.

June 30, 2009

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	589,102	0.27%	1,936,252	176,741
Currencies	501,562	0.23%	1,112,839	98,339
Energy	761,212	0.34%	1,310,961	147,133
Interest Rates	15,363,422	6.94%	18,757,370	9,699,195
Metals	39,217	0.02%	82,763	4,430
Stock Indices	695,206	0.31%	1,574,200	54,488

Total	17,949,721	8.11%	24,774,385	10,180,326

June 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$491,982	0.37%	$1,434,454	$22,634
Energy	1,043,817	0.78%	2,117,492	14,776
Interest Rates	6,152,742	4.59%	7,994,825	2,635,987
Metals	386,759	0.29%	903,788	79,610
Currencies	2,524,178	1.88%	4,641,576	292,385
Stock Indices	752,686	0.56%	1,378,417	223,135

TOTAL	$11,352,164	8.47%	$18,470,552	$3,268,527

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Transtrend for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2009, by market sector.

Interest Rates

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

Currencies

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

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2009. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2009.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish Krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4T. Controls and Procedures

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.3842
Feb-09	175,498	127,099	1.3808
Mar-09	66,296	47,743	1.3886
Apr-09	428,992	320,910	1.3368
May-09	460,194	344,328	1.3365
Jun-09	146,248	107,931	1.3550
Jul-09	221,319	166,393	1.3301

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$842,986	638,239	$1.3208
Feb-09	681,985	518,029	1.3165
Mar-09	904,982	684,141	1.3228
Apr-09	1,313,747	1,032,495	1.2724
May-09	261,991	206,130	1.2710
Jun-09	239,993	186,388	1.2876
Jul-09	1,827,473	1,447,045	1.2629

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.2311
Feb-09	—	—	1.2296
Mar-09	—	—	1.2380
Apr-09	—	—	1.1935
May-09	—	—	1.1946
Jun-09	—	—	1.2127
Jul-09	—	—	1.1919

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$24,874	18,147	$1.3707
Feb-09	90,000	65,799	1.3678
Mar-09	114,996	83,573	1.3760
Apr-09	350,998	264,984	1.3246
May-09	—	—	1.3247
Jun-09	95,999	71,454	1.3435
Jul-09	956,494	725,001	1.3193

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-09	$3,291,720	1,981,651	$1.6611
Feb-09	3,857,424	2,325,010	1.6591
Mar-09	1,485,970	889,536	1.6705
Apr-09	5,356,769	3,326,566	1.6103
May-09	1,848,595	1,146,842	1.6119
Jun-09	15,719,439	9,606,697	1.6363
Jul-09	5,653,190	3,515,228	1.6082

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.7170
Feb-09	—	—	1.7163
Mar-09	—	—	1.7296
Apr-09	—	—	1.6688
May-09	—	—	1.6719
Jun-09	—	—	1.6986
Jul-09	—	—	1.6709

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2009	By	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 14, 2009	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)