Form 10-Q
period 2009-09-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2009-11-12
CIK 1399406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Four World Financial Center, 6th Floor

250 Vesey Street

New York, New York 10080

 (Address of principal executive offices)

(Zip Code)

212-449-3517

(Registrant’s telephone number, including area code)

Two World Financial Center, 7th Floor

New York, New York 10281

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

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  No ☒

As of September 30, 2009, 158,646,709 units of membership were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2009 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31 ,
	2009	2008
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $28,277,246 for 2009 and $15,307,220 for 2008)	$235,157,280	$227,695,348
Net unrealized profit on open contracts	5,672,633	6,740,529
Cash	205,654	27,291
Prepaid Fees or Prepaid Expenses	25,326	—
Accrued interest	281	9,490

TOTAL ASSETS	$241,061,174	$234,472,658

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$80,398	$37,485
Management fee payable	343,377	380,618
Sponsor fee payable	42,337	31,557
Redemptions payable	470,729	2,375,459
Performance fee payable	—	14,140,228
Other	192,219	172,187

Total liabilities	1,129,060	17,137,534

MEMBERS’ CAPITAL:
Members’ Interest (158,646,709 Units and 131,802,114 Units outstanding; unlimited Units authorized)	239,932,114	217,335,124
Total members’ capital	239,932,114	217,335,124

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$241,061,174	$234,472,658

NET ASSET VALUE PER UNIT (SEE NOTE 4)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
TRADING PROFIT (LOSS):

Realized	$(13,717,236)	$2,429,392	$(13,184,564)	$24,183,775
Change in unrealized, net	3,776,785	359,681	(1,067,896)	2,994,392
Brokerage commissions	(330,300)	(205,124)	(821,592)	(502,570)

Total trading profit (loss)	(10,270,751)	2,583,949	(15,074,052)	26,675,597

INVESTMENT INCOME:
Interest	(111)	746,056	21,114	2,316,942

EXPENSES:
Management fee	1,018,187	659,355	2,855,143	1,598,827
Sponsor fee	125,080	78,290	334,232	162,815
Performance fee	—	447,866	326	6,207,193
Other	145,177	130,629	394,484	252,998
Total expenses	1,288,444	1,316,140	3,584,185	8,221,833

NET INVESTMENT LOSS	(1,288,555)	(570,084)	(3,563,071)	(5,904,891)

NET INCOME (LOSS)	$(11,559,306)	$2,013,865	$(18,637,123)	$20,770,706

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A*	2,096,674	802,872	1,611,171	557,572
Class C**	14,506,578	10,069,660	12,738,648	6,918,309
Class D***	652,610	1,780,711	870,147	1,929,738
Class I****	1,426,887	767,867	841,165	724,711
Class DS*****	93,753,406	47,131,909	81,547,491	31,960,844
Class DT******	43,746,729	61,990,342	47,021,748	66,647,872

Net income (loss) per weighted average Unit
Class A*	$(0.0678)	$0.0132	$(0.1298)	$0.1083
Class C**	$(0.0663)	$0.0056	$(0.1289)	$0.0942
Class D***	$(0.0507)	$0.0117	$(0.0820)	$0.1397
Class I****	$(0.0649)	$0.0090	$(0.1378)	$0.1509
Class DS*****	$(0.0751)	$0.0178	$(0.1367)	$0.1570
Class DT******	$(0.0753)	$0.0175	$(0.1165)	$0.2200

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2009 and 2008

(unaudited in Units)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Members’ Capital September 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital September 30, 2009
Class A*	107,731	790,211	(83,945)	813,997	937,456	1,280,352	(83,741)	2,134,067
Class C**	752,226	9,979,786	(418,499)	10,313,513	10,398,395	6,196,513	(2,009,655)	14,585,253
Class D***	750,000	2,794,704	(1,763,993)	1,780,711	978,915	0	(978,915)	0
Class I****	590,000	177,867	(13,367)	754,500	780,147	1,319,301	(657,858)	1,441,590
Class DS*****	13,766,729	42,665,181	(2,852,864)	53,579,046	67,285,671	29,554,355	—	96,840,026
Class DT******	71,713,429	1,498,340	(17,517,593)	55,694,176	51,421,530	—	(7,775,757)	43,645,773

Total Members’ Units	87,680,115	57,906,089	(22,650,261)	122,935,943	131,802,114	38,350,521	(11,505,926)	158,646,709

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2009 and 2008

(unaudited)

	Members’ Capital December 31, 2007	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2008	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2009
Class A*	$118,484	$923,132	$(102,102)	$60,359	$999,873	$1,297,666	$1,712,003	$(106,754)	$(209,125)	$2,693,790
Class C**	797,979	11,148,232	(478,308)	651,830	12,119,733	13,734,797	7,881,411	(2,538,190)	(1,642,124)	$17,435,894
Class D***	701,576	2,724,999	(1,762,514)	269,593	1,933,654	1,205,010	0	(1,133,727)	(71,283)	0
Class I****	625,944	197,059	(16,232)	109,357	916,128	1,069,315	1,748,507	(895,249)	(115,886)	$1,806,687
Class DS*****	17,927,148	59,953,718	(4,000,001)	5,017,310	78,898,175	111,764,376	47,738,039	—	(11,148,314)	$148,354,101
Class DT******	92,485,147	2,130,197	(25,196,667)	14,662,257	84,080,934	88,263,960	—	(13,171,927)	(5,450,391)	$69,641,642

Total Members’ Capital	$112,656,278	$77,077,337	$(31,555,824)	$20,770,706	$178,948,497	$217,335,124	$59,079,960	$(17,845,847)	$(18,637,123)	$239,932,114

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class DS*	Class DT**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3301	$1.2629	$1.1919	$1.3193	$1.6082	$1.6709

Realized and change in unrealized trading profit (loss)	(0.0541)	(0.0513)	(0.0284)	(0.0537)	(0.0654)	(0.0680)
Brokerage commissions	(0.0018)	(0.0017)	(0.0010)	(0.0018)	(0.0021)	(0.0022)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0119)	(0.0145)	(0.1625)	(0.0105)	(0.0087)	(0.0051)

Net asset value, end of period	$1.2623	$1.1954	$1.0000	$1.2533	$1.5320	$1.5956

Total Return:

Total return before Performance fees	-5.10%	-5.34%	-2.84%	-5.01%	-4.74%	-4.50%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-5.10%	-5.34%	-2.84%	-5.01%	-4.74%	-4.50%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.93%	1.18%	0.37%	0.83%	0.56%	0.31%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.93%	1.18%	0.37%	0.83%	0.56%	0.31%

Net investment income (loss)	-0.93%	-1.18%	-0.37%	-0.83%	-0.56%	-0.31%

*Class DS and was previously known as Class D-SM.

**Class DT was previously known as Class D-TF.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

The following per Unit data and ratios have been derived from information provided in the financial statements.

	2009	2009	2009	2009	2009	2009
	Class A	Class C	Class D	Class I	Class DS*	Class DT**
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3842	$1.3209	$1.2310	$1.3707	$1.6610	$1.7165

Realized and change in unrealized trading profit (loss)	(0.0798)	(0.0758)	(0.0514)	(0.0792)	(0.0965)	(0.1002)
Brokerage commissions	(0.0047)	(0.0045)	(0.0037)	(0.0047)	(0.0057)	(0.0059)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0002	0.0002
Expenses	(0.0375)	(0.0453)	(0.1760)	(0.0336)	(0.0270)	(0.0150)

Net asset value, end of period	$1.2623	$1.1954	$1.0000	$1.2533	$1.5320	$1.5956

Total Return:

Total return before Performance fees	-8.81%	-9.49%	-5.93%	-8.53%	-7.78%	-7.08%
Performance fees	-0.01%	-0.01%	0.00%	-0.05%	0.00%	0.00%
Total return after Performance fees	-8.82%	-9.50%	-5.93%	-8.58%	-7.78%	-7.08%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	2.80%	3.55%	1.50%	2.50%	1.68%	0.93%
Performance fees	0.01%	0.01%	0.00%	0.05%	0.00%	-0.01%
Expenses (including Performance fees)	2.81%	3.56%	1.50%	2.55%	1.68%	0.92%

Net investment income (loss)	-2.81%	-3.56%	-1.50%	-2.55%	-1.68%	-0.92%

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September  30, 2009 and the results of its operations for the three and nine months ended September 30, 2009 and 2008.  However, the operating results for the interim period may not be indicative of the results for the full year.

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

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles, (ASC 105), which approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP. The Codification is effective for interim or annual periods ending after September 15, 2009. All existing accounting standards have been superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. ASC 105 was not intended to change the accounting literature and did not impact the Fund’s financial condition or results of operations.  All accounting references within this report are in accordance with the new Codification.

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

2.              CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2009 and December 31, 2008, are as follows:

September 30, 2009

	Long Positions				Short Positions		Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	244	$(30,094)	-0.01%	(985)	$177,083	0.07%	$146,989	0.06%	December 2009 - March 2010
Currencies	914	2,245,270	0.94%	(1,832)	1,331,333	0.55%	3,576,603	1.49%	March 2010
Energy	2	(2,870)	0.00%	(512)	(1,215,520)	-0.51%	(1,218,390)	-0.51%	December 2009 - March 2010
Interest rates	7,350	2,580,864	1.08%	(467)	(132,067)	-0.06%	2,448,797	1.02%	December 2009 - March 2012
Metals	754	2,310,003	0.96%	(485)	(1,833,320)	-0.76%	476,683	0.20%	January 2010 - March 2010
Stock indices	939	241,951	0.10%			0.00%	241,951	0.10%	January 2010 - March 2010

Total		$7,345,124	3.07%		$(1,672,491)	-0.71%	$5,672,633	2.36%

December 31, 2008

	Long Positions				Short Positions		Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	90	$151,485	0.07%	(476)	$(432,610)	-0.20%	$(281,125)	-0.13%	February 09 - December 09
Currencies	126	618,638	0.28%	(192)	(185,546)	-0.09%	433,092	0.19%	March 2009
Energy	—	—	0.00%	(328)	489,104	0.23%	489,104	0.23%	February 09 - December 09
Interest rates	4,057	4,178,934	1.92%	(1,398)	(913,221)	-0.42%	3,265,713	1.50%	March 09 - December 11
Metals	305	(3,140,161)	-1.44%	(450)	6,168,912	2.84%	3,028,751	1.40%	January 09 - May 09
Stock indices	—	—	0.00%	(410)	(195,006)	-0.09%	(195,006)	-0.09%	January 09 - March 09

Total		$1,808,896	0.83%		$4,931,633	2.27%	$6,740,529	3.10%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of September 30, 2009 or December 31, 2008.

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$7,345,124	$(1,672,491)	$5,672,633
Forwards	—	—	—
Total	$7,345,124	$(1,672,491)	$5,672,633

December 31, 2008	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$1,808,896	$4,931,633	$6,740,529
Forwards	—	—	—
Total	$1,808,896	$4,931,633	$6,740,529

3.    FAIR VALUE OF INVESTMENTS

In September 2006, the FASB issued guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Fund adopted this guidance as of January 1, 2008. The adoption of this guidance did not have a material impact on the Fund’s financial statements.

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

The fair value measurement guidance established a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

Upon adoption of the fair value measurement guidance, the Fund has determined that Level I securities would include all of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward contracts.

The following table summarizes the valuation of the Fund’s investments by the above fair value hierarchy levels as of September 30, 2009 and December 31, 2008:

	Total	Level I	Level II	Level III
Net unrealized profit (loss) on open contracts
September 30, 2009	$5,672,633	$5,672,633	N/A	N/A
December 31, 2008	$6,740,529	$6,740,529	N/A	N/A

Effective January 1, 2009 the Fund adopted the guidance on disclosures about derivative instruments and hedging activities which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This guidance only expands the disclosure requirements for derivative instruments and related hedging activities and has no impact on Statement of Financial Condition or Statement of Operations and Expenses and Partners’ Capital.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the guidance for accounting for derivative and hedging activities. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the statement of financial condition and statement of operations respectively. There are no credit related contingent features embedded in these derivative contracts.

The following table indicates the trading gains and losses, by commodity industry sector. On derivative instruments for each of the three month and nine month periods ended September 30, 2009:

	For the three months ended	For the nine months ended
	September 30, 2009	September 30, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	442,145	$834,427
Currencies	437,657	4,854,415
Energy	(11,213,936)	(12,481,683)
Interest rates	(4,306,334)	(9,792,904)
Metals	422,454	(1,702,780)
Stock indices	4,277,563	4,036,065

Total	$(9,940,451)	$(14,252,460)

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

4.    NET ASSET VALUE PER UNIT

The Net Asset Value per Unit of the different Classes at September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009

Net Asset Value per Unit
Class A	$1.2623
Class C	1.1954
Class D	1.0000
Class I	1.2533
Class DS	1.5320
Class DT	1.5956

December 31, 2008

Net Asset Value per Unit
Class A	$1.3842
Class C	1.3209
Class D	1.2310
Class I	1.3707
Class DS	1.6610
Class DT	1.7165

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

6.    RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. This also provides additional guidance for estimating fair value in accordance with the fair value measurements when the volume and level of activity for the asset or liability have significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance also contains enhanced disclosure requirements whereby fair value disclosures as well as certain disaggregated information will be disclosed. The adoption of this guidance has no impact on the financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)(the “ASU 2009-12”), which is effective for interim or annual financial periods ending after December 15, 2009. At this time, the Manager is evaluating the implications of this statement.  However, the adoption is not expected to have material impact on the Fund’s financial statements.

7.    SUBSEQUENT EVENTS

The Fund has performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued, and determined that there are no subsequent events that require an adjustment of or disclosure in the financial statements.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2008	$1.0964	$1.1567	$1.1632	$1.1633	$1.1945	$1.2163	$1.1875	$1.1684	$1.2284
2009	$1.3808	$1.3886	$1.3368	$1.3365	$1.3550	$1.3301	$1.2825	$1.2892	$1.2623

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2008	$1.0567	$1.1139	$1.1208	$1.1141	$1.1465	$1.1724	$1.1390	$1.1189	$1.1751
2009	$1.3165	$1.3228	$1.2724	$1.2710	$1.2876	$1.2629	$1.2166	$1.2219	$1.1954

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2008	$0.9336	$0.9862	$0.9960	$1.0015	$1.0470	$1.0743	$1.0468	$1.0313	$1.0859
2009	$1.2296	$1.2380	$1.1935	$1.1946	$1.2127	$1.1919	$1.1507	$1.1581	$1.0000

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2008	$1.0579	$1.1165	$1.1325	$1.1384	$1.1761	$1.2054	$1.1727	$1.1542	$1.2143
2009	$1.3678	$1.3760	$1.3246	$1.3247	$1.3435	$1.3193	$1.2725	$1.2795	$1.2533

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2008	$1.2998	$1.3730	$1.3922	$1.3951	$1.4378	$1.4701	$1.4266	$1.4021	$1.4726
2009	$1.6591	$1.6705	$1.6103	$1.6119	$1.6363	$1.6082	$1.5526	$1.5626	$1.5320

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2008	$1.2885	$1.3623	$1.3854	$1.3980	$1.4479	$1.4882	$1.4508	$1.4320	$1.5102
2009	$1.7163	$1.7296	$1.6688	$1.6719	$1.6986	$1.6709	$1.6144	$1.6262	$1.5956

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2009 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2009, Fund capital increased 10.40% from $217,335,124 to $239,932,114.  This increase was attributable to the net loss from operations of $18,637,123, coupled with the redemption of 11,505,926 Redeemable Units resulting in an outflow of $17,845,847.  The cash outflow was offset with cash inflow of $59,079,960 due to subscription of 38,350,521 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Statement of Cash Flows

The Fund has elected not to provide a Statement of Cash Flows as permitted by the ASC guidance for Statement of Cash Flows specifically related to the exemption of certain enterprises and the classification of cash flows from certain securities acquired for resale.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations and Statements of Members’ Capital.

Fair Value Measurements

The Fund adopted guidance on fair value measurements as of January 1, 2008 which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fund did not apply the deferral allowed for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For more information on our fair value, see Note 3, Fair Value of Investments.

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

In 2007, the Fund adopted the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  The guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has concluded that the adoption of this guidance had no impact on the operations of the Fund for the period ended September 30, 2009 and that no provision for income tax is required in the Fund’s financial statements.

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

The energy sector posted losses for the Fund. Profits were posted to the Fund at the beginning of the quarter resulting from sales of natural gas. Losses were posted to the Fund in the middle of the quarter. Various fossil fuel prices rose this month as the U.S. dollar weakened and the economic outlook was perceived to be improving. Sales in natural gas and heating oil therefore suffered significant losses but were partially compensated with gasoline and crude oil buying. The quarter ended with losses being posted to the Fund due to sales in natural gas.

July 1, 2009 to September 30, 2009

The Fund experienced a net trading loss of $ 9,940,451 before brokerage commissions and related fees in the third quarter of 2009.  The Fund posted overall losses primarily attributable to the Fund’s stock indices, metals, agriculture and currencies sectors posting gains while the interest rates and energy sectors posted losses.

The stock indices posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter due to the Fund’s existing and new long positions in the Asian markets such as China, Taiwan and South Korea. Positions in Canada and Sweden also contributed to profits being posted to the Fund. Profits continued to be posted to the Fund in the middle of the quarter as almost all stock indices continued forth with their rising trends. Profits were posted to the Fund due to purchases in Australia, France and the United Kingdom. Success was also achieved with a pan-European insurance sector position. Losses were felt on long positions in Taiwan and China as a consequence of Chinese Central Bank monetary tightening fears. The quarter ended with profits being posted to the Fund.  Just a few Asian countries, such as Japan and China, went against the trend, partly caused by an appreciating Japanese yen. This was not favorable for long positions. These losses were however more than made up for through long positions in various European countries, Australia, Taiwan and Canada.

The Metals sector posted profits for the Fund. Losses were posted to the Fund at the beginning of the quarter due to gold prices being inconsistent and led to losses on purchases and sales. Profits were posted to the Fund in the middle of the quarter. Gold and silver buying created losses but were outweighed by the positive results earned with purchases of copper and tin. The quarter ended with profits being posted to the Fund due to rising prices of silver.

The agriculture sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter due to the downward trends in corn and wheat prices resulting from favorable harvest expectations. Profits continued to be posted to the Fund in the middle of the quarter as sugar prices exploded upward following bad harvest expectations. Profits were also earned with sales of corn and wheat. Profits made from rising prices in cacao as well as falling wheat prices produced profits however, could not overcome the losses from the short positions in corn, coffee and lean hog resulting in losses being posted to the Fund at the end of the quarter.

The currency sector posted profits for the Fund. Profits were posted to the Fund at the beginning of the quarter with purchases of Turkish lira and various Eastern European currencies plus long positions in Brazil and Colombia. In August, the upward trend of emerging market currencies halted. Purchases of the Mexican peso, Turkish lira, Russian ruble and South African rand posted losses to the Fund. Losses were also posted to the Fund in the middle of the quarter due to Euros purchased with the United States dollar, Japanese yen and Swiss francs and the Canadian dollar purchases versus Japanese yen sales. The United States dollar fell against several other currencies such as purchases of Japanese yen, Australian and Canadian dollars producing profits to the Fund in September. Profits were also posted to the Fund through currencies from emerging markets such as Russia, South Africa and South Korea. One of the few currencies performing weaker than the United States dollar was the British pound, due to the central bank wanting to keep a weaker pound for competitive purposes. Sales of British pounds versus the euro and South African rand also produced profits to the Fund at the end of the quarter.

The interest rate sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter. Most positions in the interest rate markets were loss making as they mainly anticipated lower rates. Positions put on to follow trends in Trans Atlantic rate differences also posted losses for the Fund. However, the anticipated lower interest rates positions proved profitable for Fund in the middle of the quarter as profits were posted to the Fund. The quarter ended with profits being posted to the Fund as most positions anticipated declining interest rates resulting in profits.

The energy sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter. Large supplies and low expected sales of natural gas pushed prices to lower levels which were advantageous for short positions. Sharp price swing in crude oil prices produced losses for the Fund on both long and short positions in various oil related products. Profits were posted to the Fund in the middle of the quarter as prices found a new multi year low which outweighed the losses form the purchases of crude oil and gasoline. The sudden break in the downward trend of natural gas prices was not favorable for existing short positions resulting in losses being posted to the Fund at the end of the quarter. Also, the crude oil market did not show any distinct trends so both buys and sells suffered posting losses for the Fund.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2009 and 2008 the Fund’s average Month-end Net Asset Value for all other purposes was $226,231,468 and $144,125,265, respectively.

September 30, 2009

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	535,966	0.24%	1,936,252	176,741
Currencies	518,409	0.23%	1,112,839	98,339
Energy	581,759	0.26%	1,310,961	64,169
Interest Rates	17,439,041	7.71%	23,788,243	9,699,195
Metals	146,906	0.06%	401,508	4,430
Stock Indices	899,322	0.40%	1,848,502	54,488
Total	20,121,403	8.90%	30,398,305	10,097,362

September 30, 2008

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$458,082	0.32%	$1,434,454	$22,634
Energy	745,650	0.52%	2,117,492	14,776
Interest Rates	7,558,860	5.24%	11,295,729	2,635,987
Metals	354,427	0.25%	903,788	13,098
Currencies	2,065,060	1.43%	4,641,576	73,562
Stock Indices	694,629	0.48%	1,378,418	77,844
TOTAL	$11,876,708	8.24%	$21,771,457	$2,837,901

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

The following were the primary trading risk exposures of the Fund as of September 30, 2009, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2009. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2009.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.3842
Feb-09	175,498	127,099	1.3808
Mar-09	66,296	47,743	1.3886
Apr-09	428,992	320,910	1.3368
May-09	460,194	344,328	1.3365
Jun-09	146,248	107,931	1.3550
Jul-09	221,319	166,393	1.3301
Aug-09	92,621	72,219	1.2825
Sep-09	120,835	93,729	1.2892
Oct-09	40,240	31,878	1.2623

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$842,986	638,239	$1.3208
Feb-09	681,985	518,029	1.3165
Mar-09	904,982	684,141	1.3228
Apr-09	1,313,747	1,032,495	1.2724
May-09	261,991	206,130	1.2710
Jun-09	239,993	186,388	1.2876
Jul-09	1,827,473	1,447,045	1.2629
Aug-09	1,171,251	962,725	1.2166
Sep-09	637,003	521,321	1.2219
Oct-09	430,444	360,084	1.1954

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.2311
Feb-09	—	—	1.2296
Mar-09	—	—	1.2380
Apr-09	—	—	1.1935
May-09	—	—	1.1946
Jun-09	—	—	1.2127
Jul-09	—	—	1.1919
Aug-09	—	—	1.1507
Sep-09	—	—	1.1581
Oct-09	—	—	1.0000

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$24,874	18,147	$1.3707
Feb-09	90,000	65,799	1.3678
Mar-09	114,996	83,573	1.3760
Apr-09	350,998	264,984	1.3246
May-09	—	—	1.3247
Jun-09	95,999	71,454	1.3435
Jul-09	956,494	725,001	1.3193
Aug-09	81,316	63,903	1.2725
Sep-09	33,830	26,440	1.2795
Oct-09	—	—	1.2533

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-09	$3,291,720	1,981,651	$1.6611
Feb-09	3,857,424	2,325,010	1.6591
Mar-09	1,485,970	889,536	1.6705
Apr-09	5,356,769	3,326,566	1.6103
May-09	1,848,595	1,146,842	1.6119
Jun-09	15,719,439	9,606,697	1.6363
Jul-09	5,653,190	3,515,228	1.6082
Aug-09	6,623,065	4,265,790	1.5526
Sep-09	3,901,867	2,497,035	1.5626
Oct-09	—	—	1.5320

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.7170
Feb-09	—	—	1.7163
Mar-09	—	—	1.7296
Apr-09	—	—	1.6688
May-09	—	—	1.6719
Jun-09	—	—	1.6986
Jul-09	—	—	1.6709
Aug-09	—	—	1.6144
Sep-09	—	—	1.6262
Oct-09	—	—	1.5956

(1) Beginning of the month Net Asset Value for all other purposes

(b)         None.

(c)          None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
	31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
	and 31.02	Are filed herewith.

32.01 and
	32.02	Section 1350 Certifications

Exhibit 32.01
	and 32.02	Are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
(Manager)

Date: November 12, 2009	By	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 12, 2009	By	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)