Form 10-K
period 2009-12-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2010-03-31
CIK 1399406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒

The Units of the limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2010 Units of limited liability company interest with an aggregate net asset value of $238,561,566 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2009 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the year ended December 31, 2009, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

ANNUAL REPORT FOR 2009 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Transtrend B.V. (“Transtrend”) is the Trading Advisor of the Fund (“Trading Advisor”).

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch (or the “Company”) entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America (“Merger Sub”) merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America (the “Merger”).

The Fund calculates the net asset value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s net asset value as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Fund.  MLAI is authorized to make all net asset value determinations.

As of December 31, 2009, the Net Asset Value of the Fund was $235,900,686. As of December 31, 2009, the Net Asset Value per Unit was $1.1440 for Class A, $1.0807 for Class C, $0.9097 for Class D, $1.1369 for Class I, $1.3936 for Class DS and $1.4551 for Class DT.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit for Class A was $1.3886 (February 28, 2009) and the lowest was $1.0780 (September 30, 2007).  The highest month-end Net Asset Value per Unit for Class C was $1.3228 (February 28, 2009) and the lowest was $0.9228 (August 31, 2007).  The highest month-end Net Asset Value per Unit for Class D was $1.2380 (February 28, 2009) and the lowest was $0.9097 (December 31, 2009).  The highest month-end Net Asset Value per Unit for Class I was $1.3760 (February 28, 2009) and the lowest was $1.0475 (November 30, 2007). The highest month-end Net Asset Value per Unit for Class DS was $1.6705 (February 28, 2009) and the lowest was $1.0532 (April 30, 2007).  The highest month-end Net Asset Value per Unit for Class DT was $1.7296 (February 28, 2009) and the lowest was $1.0950 (August 31, 2007).

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

General

The Fund trades in the futures and forward markets with the objective of achieving substantial capital appreciation.

The Fund and MLAI have entered into an Advisory Agreement with Transtrend whereby Transtrend trades the Fund’s assets through a managed account using the Transtrend DTP Enhanced Diversified Program.  Transtrend trades in the U.S. and international futures and forwards markets pursuant to the Transtrend DTP Enhanced Diversified Program. - Enhanced Risk Profile (USD) (the “Trading Program”).  The Diversified Trend Program has two risk profiles: the Standard Risk Profile and the Enhanced Risk Profile, investable in various currencies.  The Enhanced Risk Profile is approximately 1.5 times the leverage of the Standard Risk Profile.

The Trading Advisor trades the following instruments on U.S. and non-U.S. exchanges and markets: (a) futures, options, options on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, individual stocks, stock indices and other indices; and (b) spot currencies, in all cases ((a) and (b)) traded on regulated markets and/or OTC markets.  The Trading Advisor does not, however, currently trade futures, options, options on futures or forward contracts on individual stocks for the Fund.  Over time, the underlying values of futures, options, options on futures and forward contracts traded may also include other economic variables which are now or may hereafter become the subject of organized futures, options or forward trading.  Over time, the instruments that the Trading Advisor trades may also include swaps or other derivative, margined instruments, in each case traded on regulated and/or OTC markets.

The applied principles of risk management play a dominant role in the Trading Advisor’s trading methodology.  The Trading Program is designed to pursue capital growth within the limits of a defined risk tolerance.  The Trading Program is entirely based on quantitative analysis of signaled price behavior of outright markets and of intra-market and/or inter-market combinations of the instruments concerned, and therefore not on fundamental analysis.

The Trading Program may enter into both long and short positions in any of the instruments involved, or it may have no position.  Long and short positions are likely to be leveraged and unhedged and/or uncovered.  The degree of leverage is implicitly determined by the risk/reward profile selected by the Fund.  The degree of leverage can be expressed as the number of contracts traded or held in position per millions of U.S. dollars under management.  A higher degree of leverage represents a higher degree of risk as it goes hand in hand with a higher number of contracts held in a position for each U.S. dollar under management.  As such, a selected risk profile has a consequence for the number of contracts traded and/or held in a position for each U.S. dollar under management.

The Trading Program is systematic by nature and requires a consistent application.  Therefore, discretionary inputs are not essential to the effectiveness of the Trading Program.  Exceptional market circumstances of the observed past, both favorable and unfavorable, are integrally reflected in the presented performance profile of the Trading Program.  While the Trading Advisor generally will not use discretionary inputs in trading client accounts, in the event of exceptional market circumstances the Trading Advisor may use discretion in an attempt to limit risk to a position or an account.  The use of discretion by the Trading Advisor may have a positive or negative impact on performance of the Fund.

The portfolio composition and the relative weighting of instruments within each portfolio is defined irrespective of the outcome of historical trades.  The guiding principle is strategic diversification in pursuit of a maximum attainable risk spreading, taking correlation analysis and degrees of profit expectancy into account.

As the applied strategies require particular transaction sizes to allow for multiple entry and exit points and because certain minimum transaction sizes may be required or recommendable, the attainable degree of diversification is, among others, a function of the amount under management.  Generally, larger accounts have a higher degree of diversification.

Specific risk provisions are computed for each market exposure.  The risk provisions are designed to have a pre-defined reliability.  In all trading systems the assessment of price volatility plays a prominent role.  Risk assessments are determined on the basis of a regular or continuous evaluation of daily price behavior, possibly leading to regular adjustments during the lifetime of exposures.

The applied market approach does not forecast markets or price levels but participates in a systematic and dynamic way in signaled price patterns.  The Trading Program exploits directional price movement of outright prices, of time spreads in one or more time frames and of inter-market and -product combinations.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2009 fiscal year.

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

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit on open contracts in the Statements of   Financial Condition, as of December 31, 2009 and 2008 are as follows:

2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	675	$512,058	0.22%	(292)	$(132,212)	-0.06%	$379,846	0.16%	February 10 - December 10
Currencies	1,308	(670,422)	-0.28%	(854)	1,521,277	0.64%	850,855	0.36%	April 10
Energy	494	(135,491)	-0.06%	(67)	(277,177)	-0.12%	(412,668)	-0.18%	February 10 - December 10
Interest rates	4,183	(1,938,988)	-0.82%	(1,837)	429,159	0.18%	(1,509,829)	-0.64%	March 10 - December 12
Metals	759	3,324,393	1.41%	(376)	(3,024,951)	-1.28%	299,442	0.13%	January 10 - April 10
Stock indices	2,214	1,538,851	0.65%	—	—	0.00%	1,538,851	0.65%	January 10 - March 10

Total		$2,630,401	1.12%		$(1,483,904)	-0.63%	$1,146,497	0.49%

2008

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	90	$151,485	0.07%	(476)	$(432,610)	-0.20%	$(281,125)	-0.13%	February 09 - December 09
Currencies	126	618,638	0.28%	(192)	(185,546)	-0.09%	433,092	0.19%	March 09
Energy	—	—	0.00%	(328)	489,104	0.23%	489,104	0.23%	February 09 - December 09
Interest rates	4,057	4,178,934	1.92%	(1,398)	(913,221)	-0.42%	3,265,713	1.50%	March 09 - December 11
Metals	305	(3,140,161)	-1.44%	(450)	6,168,912	2.84%	3,028,751	1.40%	January 09 - May 09
Stock indices	—	—	0.00%	(410)	(195,006)	-0.09%	(195,006)	-0.09%	January 09 - March 09

Total		$1,808,896	0.83%		$4,931,633	2.27%	$6,740,529	3.10%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Members’ Capital as of December 31, 2009 and 2008.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

Many of the Fund’s currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX Markets, take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

Custody of Assets

Substantially, all of the Fund’s assets are currently held in one or more Commodity Futures Trading Commission (“CFTC”) regulated customer accounts at MLPF&S.

Cash Assets

The Fund will generally earn interest, as described below, on its “Cash Assets”, which can be generally described as the cash actually held by the Fund plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions).   Cash Assets are held primarily in U.S. dollars, and to a lesser extent in foreign currencies, and are comprised of the Fund’s cash balances held in the offset accounts (as described below) — which include “open trade equity” (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund’s account on a daily basis; the Fund’s cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions.  Cash Assets do not include, and the Fund does not earn interest income on the Fund’s gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

The Fund’s Cash Assets may be greater than, less than or equal to the Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

Interest Earned on the Fund’s U.S. Dollar Cash Assets

The Fund’s U.S. dollar Cash Assets are held in cash at MLPF&S, which utilizes offset accounts.

Certain of each FuturesAccess Fund’s U.S. dollar “Cash Assets” (as defined below) are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds). Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates. Offset account deposits reduce Merrill Lynch’s borrowing costs with such banks. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any Merrill Lynch liability.

To the extent that Cash Assets are placed with affiliates of Merrill Lynch, Merrill Lynch indirectly receives certain economic benefits and therefore has a conflict of interest in selecting such third parties. For example, Merrill Lynch may invest in money market funds managed by BlackRock, Inc. or its affiliates (“BlackRock”). Merrill Lynch is a substantial stockholder in BlackRock and, therefore, potentially benefits from its economic interest in BlackRock whenever BlackRock receives compensation for managing Cash Assets invested in money market investment funds managed by BlackRock.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

Each FuturesAccess Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by such FuturesAccess Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) each FuturesAccess Fund’s cash balances, plus open trade equity on U.S. futures; and (b) each FuturesAccess Fund’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Cash Assets do not include, and the FuturesAccess Funds do not earn interest income on, the FuturesAccess Funds’ gains or losses on their open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

Each FuturesAccess Fund’s Cash Assets may be greater than, less than or equal to such FuturesAccess Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the FuturesAccess Funds’ Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to FuturesAccess Funds may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the FuturesAccess Funds’ Cash Assets.

MLPF&S, in the course of acting as commodity broker for the FuturesAccess Funds, lends certain currencies to, and borrows certain currencies from, the FuturesAccess Funds. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2009 and 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007.

	2009		2008		2007
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets (1)	Dollar Amount	% of Average Month-End Net Assets (1)
Other Expenses	$572,395	0.25%	$626,258	0.39%	$155,223	0.18%
Sponsor fees	453,477	0.20%	255,504	0.16%	9,750	0.01%
Management fees	3,904,212	1.70%	2,462,288	1.56%	862,994	1.00%
Performance fees	326	0.00%	14,415,123	9.12%	5,282,368	6.13%
Total	$4,930,410	2.16%	$17,759,173	11.23%	$6,310,335	7.32%

(1) Not annualized

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Asset Values during 2009, 2008 and 2007 equaled $229,728,184, $158,124,764 and $86,161,510, respectively.

During 2009, the Fund earned $17,531 in interest income, or approximately 0.01% of the Fund’s average month-end Net Asset Values. During 2008, the Fund earned $2,502,184 in interest income, or approximately 1.58% of the Fund’s average month-end Net Asset Values. During 2007, the Fund earned $3,463,933 in interest income, or approximately 4.02% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage Commissions

During 2009, 2008 and 2007 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions were approximately $9.58, $10.37 and $9.57, respectively.

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

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. Sales commissions are deducted from proceeds prior to entering the fund. Shares purchased and reflected in the fund records are net of any commissions charged by MLPF&S. Class C, Class DS and Class DT Units are not subject to any sales commissions.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for generally accepted accounting principles.

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

25% of any New Trading Profits, as defined, generated by the Fund as a whole, as of the end of each calendar year. “New Trading Profits” equal any increase in the Net Asset Value of the Fund, prior to reduction for any accrued performance fee, as of the current performance fee calculation date over the Fund’s “High Water Mark.” The “High Water Mark” attributable to the Fund equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Fund.

TRANSTREND and MLAI	Management fees	Class DT pays 1% while all other Classes pay a flat-rate monthly charge of 0.1667 of 1% of the Fund’s month-end assets (a 2.0% annual rate). MLAI receives 50% of the 2% annual rate.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial Offering Costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not currently subject to regulation by any U.S. government agency.

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

Forward Trading

The Fund will trade currencies in the forward markets in addition to trading in the future markets.  The forward markets are over-the-counter, non-exchange traded markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

Effects of Speculative Position Limits

The CFTC and the U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  For example, the CFTC currently imposes speculative position limits on a number of agricultural commodities (e.g., corn, oats, wheat, soybeans and cotton). All commodity accounts controlled by the Trading Advisors and its principals and their affiliates are combined for speculative position limit purposes. The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement trading instructions generated by its trading models, in order to comply with such limits.  Any such liquidation or limited implementation could result in substantial costs to the Fund.

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

Changes in Trading Strategy

The Trading Advisor may make material changes in its trading strategies without the knowledge or seeking the approval of MLAI.

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

Item 1B: Unresolved Staff Comments

MLAI is currently responding to the SEC comment letter dated February 4, 2010.

Item 2:  Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 6th Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:  Legal Proceedings

None.

Item 4:  Reserved

PART II

Item 5:  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)           Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Members may redeem Units on ten days written notice to MLAI as of the last day of each month at their Net Asset Value, subject to certain early redemption charges.

(b)           Holders:

As of December 31, 2009, there were 595 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.3842
Feb-09	175,498	127,099	1.3808
Mar-09	66,296	47,743	1.3886
Apr-09	428,992	320,910	1.3368
May-09	460,194	344,328	1.3365
Jun-09	146,247	107,931	1.3550
Jul-09	221,319	166,393	1.3301
Aug-09	92,621	72,219	1.2825
Sep-09	120,835	93,729	1.2892
Oct-09	201,818	159,881	1.2623
Nov-09	34,124	28,458	1.1991
Dec-09	9,749	7,931	1.2292
Jan-10	48,749	42,613	1.1440
Feb-10	119,923	110,876	1.0816

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-09	$842,986	638,239	$1.3208
Feb-09	681,985	518,029	1.3165
Mar-09	904,982	684,141	1.3228
Apr-09	1,313,747	1,032,495	1.2724
May-09	261,991	206,130	1.2710
Jun-09	239,993	186,388	1.2876
Jul-09	1,827,473	1,447,045	1.2629
Aug-09	1,171,251	962,725	1.2166
Sep-09	637,003	521,321	1.2219
Oct-09	328,994	275,217	1.1954
Nov-09	395,995	349,017	1.1346
Dec-09	147,998	127,354	1.1621
Jan-10	343,994	318,307	1.0807
Feb-10	102,999	100,890	1.0209

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.2311
Feb-09	—	—	1.2296
Mar-09	—	—	1.2380
Apr-09	—	—	1.1935
May-09	—	—	1.1946
Jun-09	—	—	1.2127
Jul-09	—	—	1.1919
Aug-09	—	—	1.1507
Sep-09	—	—	1.1581
Oct-09	2,000,000	2,000,000	1.0000
Nov-09	—	—	0.9511
Dec-09	—	—	0.9762
Jan-10	—	—	0.9097
Feb-10	—	—	0.8612

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-09	$24,874	18,147	$1.3707
Feb-09	90,000	65,799	1.3678
Mar-09	114,996	83,573	1.3760
Apr-09	350,997	264,984	1.3246
May-09	—	—	1.3247
Jun-09	95,999	71,454	1.3435
Jul-09	956,494	725,001	1.3193
Aug-09	81,316	63,903	1.2725
Sep-09	33,830	26,440	1.2795
Oct-09	19,997	15,956	1.2533
Nov-09	—	—	1.1909
Dec-09	—	—	1.2212
Jan-10	—	—	1.1369
Feb-10	9,999	9,298	1.0754

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-09	$3,291,720	1,981,651	$1.6611
Feb-09	3,857,424	2,325,010	1.6591
Mar-09	1,485,970	889,536	1.6705
Apr-09	5,356,769	3,326,566	1.6103
May-09	1,848,595	1,146,842	1.6119
Jun-09	15,719,439	9,606,697	1.6363
Jul-09	5,653,190	3,515,228	1.6082
Aug-09	6,623,065	4,265,790	1.5526
Sep-09	3,901,867	2,497,035	1.5626
Oct-09	7,929,462	5,175,889	1.5320
Nov-09	6,347,104	4,355,984	1.4571
Dec-09	4,261,434	2,849,505	1.4955
Jan-10	8,164,872	5,858,835	1.3936
Feb-10	5,399,875	4,092,985	1.3193

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-09	$—	—	$1.7170
Feb-09	—	—	1.7163
Mar-09	—	—	1.7296
Apr-09	—	—	1.6688
May-09	—	—	1.6719
Jun-09	—	—	1.6986
Jul-09	—	—	1.6709
Aug-09	—	—	1.6144
Sep-09	—	—	1.6262
Oct-09	1,392,375	872,634	1.5956
Nov-09	—	—	1.5189
Dec-09	—	—	1.5602
Jan-10	—	—	1.4551
Feb-10	116,743	84,676	1.3787

(1) Beginning of the month Net Asset Value

Class A Units are subject to sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amount. Class C, Class DS and Class DT Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period April 2, 2007 (commencement of operations) to December 31,2007

Trading profit (loss)
Realized, net	$(30,087,116)	$58,391,558	$18,830,414
Change in unrealized, net	(5,594,032)	2,997,703	3,742,826
Brokerage commissions	(1,209,739)	(642,724)	(580,731)
Total trading profit (loss)	(36,890,887)	60,746,537	21,992,509

INVESTMENT INCOME:
Interest	17,531	2,502,184	3,463,933

EXPENSES:
Management fees	3,904,212	2,462,288	862,994
Performance fees	326	14,415,123	5,282,368
Sponsor fees	453,477	255,504	9,750
Other	572,395	626,258	155,223
Total Expenses	4,930,410	17,759,173	6,310,335

NET INVESTMENT INCOME (LOSS)	(4,912,879)	(15,256,989)	(2,846,402)

NET INCOME (LOSS)	$(41,803,766)	$45,489,548	$19,146,107

Balance Sheet Data	December 31, 2009	December 31, 2008	December 31, 2007

Members’ Capital	$235,900,686	$217,335,124	$112,656,278
Net Asset Value per Series A Unit**	1.1440	1.3842	1.0998
Net Asset Value per Series C Unit***	1.0807	1.3209	1.0608
Net Asset Value per Series D Unit****	0.9097	1.2310	0.9354
Net Asset Value per Series I Unit******	1.1369	1.3707	1.0609
Net Asset Value per Series DS Unit	1.3936	1.6610	1.3022
Net Asset Value per Series DT Unit*	1.4551	1.7165	1.2896

*Class DT commenced on June 1, 2007

**Class A commenced on September 1, 2007

***Class C commenced on July 1, 2007

****Class D commenced on November 1, 2007

*****Class I commenced on October 1, 2007

As of December 31, 2009 and 2008 the Net Asset Value per Unit of the different Classes are as follows:

December 31, 2009

Net Asset Value
Class A	$1.1440
Class C	1.0807
Class D	0.9097
Class I	1.1369
Class DS	1.3936
Class DT	1.4551

December 31, 2008

Net Asset Value
Class A	$1.3842
Class C	1.3209
Class D	1.2310
Class I	1.3707
Class DS	1.6610
Class DT	1.7165

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is the most valuable financial information to the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0780	$1.1716	$1.1141	$1.0999
2008	$1.0964	$1.1567	$1.1632	$1.1633	$1.1945	$1.2163	$1.1875	$1.1684	$1.2284	$1.3201	$1.3532	$1.3842
2009	$1.3808	$1.3886	$1.3368	$1.3365	$1.3550	$1.3301	$1.2825	$1.2892	$1.2623	$1.1991	$1.2292	$1.1440

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	$0.9522	$0.9228	$0.9940	$1.0795	$1.0530	$1.0610
2008	$1.0567	$1.1139	$1.1208	$1.1141	$1.1465	$1.1724	$1.1390	$1.1189	$1.1751	$1.2616	$1.2923	$1.3208
2009	$1.3165	$1.3228	$1.2724	$1.2710	$1.2876	$1.2629	$1.2166	$1.2219	$1.1954	$1.1346	$1.1621	$1.0807

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9391	$0.9355
2008	$0.9336	$0.9862	$0.9960	$1.0015	$1.0470	$1.0743	$1.0468	$1.0313	$1.0859	$1.1684	$1.2020	$1.2311
2009	$1.2296	$1.2380	$1.1935	$1.1946	$1.2127	$1.1919	$1.1507	$1.1581	$1.0000	$0.9511	$0.9762	$0.9097

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0691	$1.0475	$1.0610
2008	$1.0579	$1.1165	$1.1325	$1.1384	$1.1761	$1.2054	$1.1727	$1.1542	$1.2143	$1.3061	$1.3396	$1.3707
2009	$1.3678	$1.3760	$1.3246	$1.3247	$1.3435	$1.3193	$1.2725	$1.2795	$1.2533	$1.1909	$1.2212	$1.1369

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	$1.0532	$1.1117	$1.1922	$1.1542	$1.1218	$1.2109	$1.3177	$1.2928	$1.3023
2008	$1.2998	$1.3730	$1.3922	$1.3951	$1.4378	$1.4701	$1.4266	$1.4021	$1.4726	$1.5798	$1.6218	$1.6611
2009	$1.6591	$1.6705	$1.6103	$1.6119	$1.6363	$1.6082	$1.5526	$1.5626	$1.5320	$1.4571	$1.4955	$1.3936

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	$1.1598	$1.1255	$1.0950	$1.1829	$1.2891	$1.2678	$1.2900
2008	$1.2885	$1.3623	$1.3854	$1.3980	$1.4479	$1.4882	$1.4508	$1.4320	$1.5102	$1.6300	$1.6749	$1.7170
2009	$1.7163	$1.7296	$1.6688	$1.6719	$1.6986	$1.6709	$1.6144	$1.6262	$1.5956	$1.5189	$1.5602	$1.4551

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: September 1, 2007

Aggregate Subscriptions: $3,229,797

Current Capitalization:   $2,598,931

Worst Monthly Drawdown (2):  (6.93)% ( December 2009)

Worst Peak-to-Valley Drawdown (3):  (17.63)%  ( March 2009 - December 2009)

Net Asset Value per Unit for Class A, December 31, 2009:   $1.1440

Monthly Rates of Return (4)

Month	2009	2008	2007
January	(.25)%	-0.32%	—
February	0.56	5.50	—
March	(3.73)	0.56	—
April	(0.02)	0.01	—
May	1.38	2.68	—
June	(1.84)	1.83	—
July	(3.58)	(2.37)	—
August	0.52	(1.61)	—
September	(2.09)	5.14	7.80%
October	(5.01)	7.46	8.68
November	2.51	2.51	(4.91)
December	(6.93)	2.29	(1.27)
Compound Annual Rate of Return	(17.37)%	25.85%	9.99%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 14.40%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:  $21,662,641

Current Capitalization:  $15,651,574

Worst Monthly Drawdown (2):  (7.00)% (December 2009)

Worst Peak-to-Valley Drawdown (3):  (18.30)%  (March -December 2009)

Net Asset Value per Unit for Class C, December 31, 2009:   $1.0807

Monthly Rates of Return (4)

Month	2009	2008	2007
January	(.33)%	-0.41%	—
February	0.48	5.41	—
March	(3.81)	0.62	—
April	(0.11)	(0.60)	—
May	1.31	2.91	—
June	(1.92)	2.26	—
July	(3.67)	(2.85)	-4.78%
August	0.44	(1.76)	(3.09)
September	(2.17)	5.02	7.71
October	(5.09)	7.36	8.60
November	2.42	2.43	(2.45)
December	(7.00)	2.21	0.76
Compound Annual Rate of Return	(18.19)%	24.49%	6.10%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 8.07%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: November 1, 2007

Aggregate Subscriptions:  $6,224,999

Current Capitalization:  $1,819,381

Worst Monthly Drawdown (2):  (6.81)% (December 2009)

Worst Peak-to-Valley Drawdown (3):  (14.90)%  ( March -December 2009)

Net Asset Value per Unit for Class D, December 31, 2009:  $0.9097

Monthly Rates of Return (4)

Month	2009	2008	2007
January	(.12)%	-0.19%	—
February	0.68	5.63	—
March	(3.59)	0.99	—
April	0.09	0.55	—
May	1.52	4.54	—
June	(1.72)	2.61	—
July	(3.46)	(2.56)	—
August	0.64	(1.48)	—
September	—	5.29	—
October	(4.89)	7.60	—
November	2.64	2.88	-6.09%
December	(6.81)	2.42	(0.39)
Compound Annual Rate of Return	(14.43)%	31.61%	-6.46%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (9.04)%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: October 1, 2007

Aggregate Subscriptions:  $2,589,561

Current Capitalization:  $570,784

Worst Monthly Drawdown (2):  (6.90)% ( December 2009)

Worst Peak-to-Valley Drawdown (3):  (17.38)%  ( March-December 2009)

Net Asset Value per Unit for Class I, December 31, 2009:  1.1369

Monthly Rates of Return (4)

Month	2009	2008	2007
January	(.21)%	-0.29%	—
February	0.60	5.54	—
March	(3.74)	1.43	—
April	0.01	0.52	—
May	1.42	3.31	—
June	(1.80)	2.49	—
July	(3.55)	(2.71)	—
August	0.55	(1.58)	—
September	(2.05)	5.21	—
October	(4.98)	7.56	6.91%
November	2.54	2.56	(2.03)
December	(6.90)	2.32	1.29
Compound Annual Rate of Return	(17.07)%	29.18%	6.10%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 13.69%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:  $163,267,212

Current Capitalization:  $152,211,382

Worst Monthly Drawdown (2):  (6.81)% ( December 2009)

Worst Peak-to-Valley Drawdown (3):  (16.58)%  ( March - December 2009)

Net Asset Value per Unit for Class DS, December 31, 2009:  1.3936

Monthly Rates of Return (4)

Month	2009	2008	2007
January	(.12)%	-0.19%	—
February	0.69	5.63	—
March	(3.60)	1.40	—
April	0.10	0.21	5.32%
May	1.51	3.06	5.56
June	(1.72)	2.25	7.24
July	(3.46)	(2.96)	(3.19)
August	0.64	(1.72)	(2.80)
September	(1.96)	5.03	7.94
October	(4.89)	7.28	8.83
November	2.64	2.66	(1.89)
December	(6.81)	2.42	0.74
Compound Annual Rate of Return	(16.11)%	27.55%	30.23%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 39.39%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2009

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:  $120,436,032

Current Capitalization:  $63,048,635

Worst Monthly Drawdown (2):  (6.74)% (December 2009)

Worst Peak-to-Valley Drawdown (3):  (15.87)% ( March - December 2009)

Net Asset Value per Unit for Class DT, December 31, 2009:  1.4551

Monthly Rates of Return (4)

Month	2009	2008	2007
January	(.04)%	-0.12%	—
February	0.77	5.73	—
March	(3.52)	1.70	—
April	0.19	0.91	—
May	1.60	3.57	—
June	(1.63)	2.78	4.33%
July	(3.38)	(2.51)	(2.96)
August	0.73	(1.30)	(2.70)
September	(1.88)	5.46	8.03
October	(4.81)	7.93	8.97
November	2.72	2.75	(1.65)
December	(6.74)	2.51	1.75
Compound Annual Rate of Return	(15.26)%	33.08%	16.04%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”.

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 45.45%.

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

While there can be no assurance that the Fund will be profitable under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

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

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Total Trading
Year ended December 31, 2009	Profit (Loss)
Stock Indices	$2,771,674
Metals	1,294,047
Agricultural Commodities	(1,089,234)
Currencies	(2,785,506)
Energy	(22,155,899)
Interest Rates	(13,716,230)
Subtotal	(35,681,148)
Change in Brokerage Commissions Payable	(1,209,739)
Total	$(36,890,887)

The Fund experienced a net trading loss before brokerage commissions and related fees for the year ended December 31, 2009 of $36,890,887.  The Fund’s stock indices and the metals sector posted gains, while the agriculture, currencies, interest rates and energy sectors posted losses.

Profits were posted to the Fund in stock indices at the beginning of the first quarter. New optimism almost let the stock markets stage a recovery, but too much doubt still persisted. These mixed sentiments and its translation to the markets was not an ideal environment for clear trends to flourish. Many existing positions remained short but, along with some new short positions, did not produce any noteworthy results. Profits were posted to the Fund in the middle of the first quarter due to various short positions, especially in Europe. The main contributions came from Spain, Italy and Poland. Due to volatility in the markets losses were posted to the Fund at the end of the first quarter. A sale in the pan-European utilities index added to the gains, while a losing position in Sweden was the only exception in Europe. Losses in Taiwan were more than compensated by profits in Australia and South Africa. After reaching new lows during the first few days of March, the stock markets showed a strong recovery. Sales in both geographic and industry orientated indices lost money. The poorest performers were China, South Korea, South Africa and Australia. Profits were posted to the Fund at the beginning of the second quarter as equity prices continued their course of recovery from the previous month. Long positions in Asia and North America, especially in Taiwan and South Korea generated profits to the Fund while short positions in Europe, mostly limited in size, posted losses to the Fund. Profits were posted to the Fund in the middle of the second quarter due to the majority of indices worldwide ended the month higher. In Asia, long positions in Taiwan and China made the highest contributions to the profit earned. Purchases of the Indian index also did well, partially due to the positive sentiment following the election results. In Europe, profits being posted to the Fund were achieved by purchases in the Netherlands and in the pan-European raw material sector index. Losses were posted to the Fund at the end of the second quarter. In Asia, long positions in Hong Kong and China earned gains and short positions in Taiwan suffered losses. Losses were also posted to the Fund due to purchases of German indices and in the pan-European oil and gas sector indices. Profits were posted to the Fund at the beginning of the third quarter due to the Fund’s existing and new long positions in the Asian markets such as China, Taiwan and South Korea. Positions in Canada and Sweden also contributed to profits being posted to the Fund. Profits continued to be posted to the Fund in the middle of the third quarter as almost all stock indices continued forth with their rising trends. Profits were posted to the Fund due to purchases in Australia, France and the United Kingdom. Success was also achieved with a pan-European insurance sector position. Losses were felt on long positions in Taiwan and China as a consequence of Chinese Central Bank monetary tightening fears. The third quarter ended with profits being posted to the Fund.  Just a few Asian countries, such as Japan and China, went against the trend, partly caused by an appreciating Japanese yen. This was not favorable for long positions. These losses were however more than made up for through long positions in various European countries, Australia, Taiwan and Canada. Losses were posted to the Fund at the beginning of the fourth quarter. Although the month of October started positively for positions, the sharp reactions on the stock markets pulled the month into the red. Long positions in stock indices worldwide suffered. The heaviest losses were felt in Germany, the United Kingdom and in the base metals pan-European sector index. The Japanese and Canadian markets also generated a notable negative contribution to the losing month. Losses were posted to the Fund in the middle of the fourth quarter. The positions in the stock markets, comprising mainly of purchases, suffered from the returning cautiousness. The falling stock prices caused losses in Hong Kong, Taiwan, Italy and Germany. Doubts regarding future economic developments could not prevent most stock indices from ending the month of December in higher territory. Long positions in Asia, namely in South Korea, Taiwan and Singapore, posted profits to the Fund while short positions in Japan suffered losses. Purchases in the Netherlands, France and Germany, along with a pan-European basic resources index, posted profits to the Fund. Positions in various U.S. stock indices also performed well. The fourth quarter ended with profits being posted to the Fund.

Sales in precious and base metals were basically uneventful except for aluminum which returned profits for the Fund at the beginning of the first quarter. Profits were posted to the Fund in the middle of the first quarter due to long positions in gold as investors were buying gold in mass due to their waning confidence in the financial system pushing prices upwards. The first quarter ended with losses being posted to the Fund as previous sales of lead and zinc had negative results. Also, the price of gold could not hold its upward trend which led to additional losses. Losses were posted to the Fund at the beginning of the second quarter.  Short positions in aluminum and nickel as well as a long position in silver produced losses. Profits were posted to the Fund in the middle of the second quarter due to long positions in gold, tin and zinc. The second quarter ended with losses being posted to the Fund due to gold purchases and aluminum sales both led to losses. Losses were posted to the Fund at the beginning of the third quarter due to gold prices being inconsistent and led to losses on purchases and sales. Profits were posted to the Fund in the middle of the third quarter. Gold and silver buying created losses but were outweighed by the positive results earned with purchases of copper and tin. The third quarter ended with profits being posted to the Fund due to rising prices of silver. Profits were posted to the Fund at the beginning of the third quarter through gold and silver purchases, while short aluminum positions led to a loss.  Profits were posted to the Fund in the beginning of the fourth quarter as the gold price continued its upward trend. Purchases of silver and copper also contributed to profits being posted to the Fund. Profits were posted to the Fund at the end of the fourth quarter due to long positions in aluminum and, copper.

Losses were posted to the Fund in the agriculture sector at the beginning of the first quarter due to volatility in the markets. The Fund profited from the downward trends in wheat and soybeans resulting in profits being posted to the Fund in the middle of the first quarter.  Sugar was one of the few commodities which ended the month of January higher which played out well for purchased positions. The first quarter ended with losses being posted to the Fund. The financial market recovery, the weakening U.S. dollar and unrest amongst farmers in Argentina, an important agro-exporter, were the right ingredients for a turnaround in grain prices. Short positions in soybeans, soybean meal, corn and wheat suffered losses. Prices of gold and sugar could not hold their upward trend which led to additional losses being posted to the Fund. Profits were posted to the Fund at the beginning of the second quarter. Short positions in corn turned negative when the market price reversed after Russia and China declared an import stop for American pig meat. However, these losses were more than compensated for through profits from purchases in the soy complex and sales in hogs. Profits continued to be posted to the

Fund in the middle of the second quarter as sugar buying delivered profits. Corn sales caused losses but were more than made up for with purchases in soybeans and soybean meal. Profits continued to be posted to the Fund at the end of the second quarter as long coffee positions experienced losses but were later compensated with gains achieved with short corn and wheat positions. Cattle sales experienced losses which were made up for through short positions in the lean hog markets. Profits were posted to the Fund at the beginning of the third quarter due to the downward trends in corn and wheat prices resulting from favorable harvest expectations. Profits continued to be posted to the Fund in the middle of the third quarter as sugar prices exploded upward following bad harvest expectations. Profits were also earned with sales of corn and wheat. Profits made from rising prices in cacao as well as falling wheat prices produced profits however, could not overcome the losses from the short positions in corn, coffee and lean hog resulting in losses being posted to the Fund at the end of the third quarter. Sales in the soybean and wheat and purchases of sugar suffered losses resulting in losses being posted to the Fund at the beginning of the fourth quarter. Losses were posted to the Fund in the middle of the fourth quarter due to volatility in the global markets. Due to sharp falls seen in the beginning of December existing long positions in the soybean complex suffered losses resulting in losses being posted to the Fund at the end of the fourth quarter.

Losses were posted to the Fund in the currency sector at the beginning of the first quarter. Shortly after the year started, several trend reversals were seen as the U.S. dollar strengthened against various currencies. Some of these movements hurt existing positions, such as long positions in South African rand versus the U.S. dollar and the euro plus a long position in the Turkish lira against the U.S. dollar.  The Canadian dollar showed some extra strength in the beginning of January as it followed crude oil prices upwards. This had a negative impact on Canadian dollar sales versus the U.S. dollar and the euro. The Russian government tried to control the ruble’s depreciation in January by expanding its basket trading band but the currency still fell faster than desired. Therefore, ruble sales and also Hungarian forint sales, due to the Eastern European currencies still being associated with Russia, earned profits versus the euro.  Profits were posted to the Fund in the middle of the first quarter. The weakness of the Swedish crown was taken advantage of through sales versus the Norwegian crown and the U.S. dollar. Emerging market currencies also felt pressure as sales in the Taiwan and Singapore dollars and the Colombian peso were also profitable for the Fund. The U.S. dollar appreciated against the currencies of the more developed countries with various positions earning gains as a consequence. The announced quantitative easing in the United States abruptly ended the upward march of the U.S. dollar. This movement was the most important cause of the losses being posted to the Fund at the end of the first quarter. Purchases of U.S. dollars versus various emerging and developed currencies suddenly dropped. Euros sold against Hong Kong dollars did not deliver the desired result posting losses for the Fund. Sales of Turkish lira against Euros, together with purchases of South African rand versus various other currencies proved to be the top positive exceptions which were not enough to offset the losses posted to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to currencies of various commodity rich countries as a rising trend in positions in South Africa, Russia, Australia, Brazil and Colombia against major currencies profited from this move. Purchases of Mexican pesos were initially beneficial however, at the end of April the pesos was strongly affected due to the fear of the Swine Flu outbreak. Also long positions in the Swiss franc and short positions in the Canadian dollar versus the euro proved unprofitable. Profits continued to be posted to the Fund in the middle of the second quarter. Many currencies appreciated versus the U.S. dollar mainly caused by the increasing amount of debt of the U.S. government. In South America, buying of Colombian pesos, Brazilian real and Mexican pesos against the U.S. dollar posted profits for the Fund. The best earnings within the currency sector were achieved through the buying of “commodity” currencies such as the South African rand and Australian dollars versus various other currencies. Furthermore, long positions in the Russian ruble, the Swiss franc and the Hungarian forint also did well. The only significant loss felt was Turkish liras purchased with euros. The trend where emerging market currencies were appreciating against Western currencies continued its course at the end of the quarter. Profits were posted to the Fund at the end of the second quarter with purchases of the Czech koruna, the Hungarian forint and the South African rand. The Swiss central bank intervention led to a sharp fall in the value of the Swiss franc, which was unfavorable for positions versus the U.S. dollar but favorable for short positions against other European currencies. British pounds bought with U.S. and Canadian dollars were also profitable for the Fund. Profits were posted to the Fund at the beginning of the third quarter with purchases of Turkish lira and various Eastern European currencies plus long positions in Brazil and Colombia. In August, the upward trend of emerging market currencies halted. Purchases of the Mexican peso, Turkish lira, Russian ruble and South African rand posted losses to the Fund. Losses were posted to the Fund in the middle of the third quarter due to Euros purchased with the United States dollar, Japanese yen and Swiss francs and the Canadian dollar purchases versus Japanese yen sales. The United States dollar fell against several other currencies such as purchases of Japanese yen, Australian and Canadian dollars producing profits to the Fund in September. Profits were posted to the Fund through currencies from emerging markets such as Russia, South Africa and South Korea at the end of the third quarter. One of the few major currencies performing weaker than the U.S. dollar was the British pound, primarily due to the central bank wanting to keep a weaker pound for competitive purposes. Sales of British pounds versus the euro and South African rand also produced profits to the Fund. Losses were posted to the Fund at the beginning of the fourth quarter. In the carry trades, where high yielding currencies are financed by low interest-bearing currencies, sharp reactions were experienced. This led to a portion of built up profits being eaten into and resulting in losses posted to the Fund.  The purchases of the Australian dollar, Mexican peso and the euro versus the Japanese yen suffered from these reactions. Long positions in the Hungarian forint,

Turkish lira, South Africa rand and the Canadian dollar also posted losses for the Fund. Losses were posted to the Fund in the middle of the fourth quarter. The Japanese yen appreciated at the end of November due to the increasing aversion to risk. The Japanese yen sales versus the Australian dollar and the euro suffered losses. The U.S. dollar gained some value in relation to several currencies in December. Purchases of currencies from Japan, Poland, Czech Republic, Hungary and Russia all financed with the U.S. dollar lost money. Profits posted to the Fund were achieved with long positions in the Mexican peso, Australian and New Zealand dollar versus the euro. British pounds purchased with Swiss francs suffered losses while Turkish lira bought with euros earned profits. Overall, the sector closed the end of the fourth quarter with losses being posted to the Fund.

Losses were posted for the Fund at the beginning of the first quarter. The interest rate markets looked to be following on from last year with their upward trends. However, considerations that the crisis was perhaps moving a step closer to being under control reversed these movements. Long capital market positions in Japan, United Kingdom, United States and Canada all suffered losses. Short positions in Europe also failed to add gains. Losses were posted to the Fund in the middle of the first quarter. Downward pressure was placed on rates due to the somber outlook of the economy. On the other hand, upward pressure was put on rates due to serious questions being asked about the expensive financing plans of governments and their negative implications. A purchase of South Korean government debt generated a loss plus various positions in the British money market also did not bring the desired result. Losses were posted to the Fund at the end of the first quarter. Although the market had considered that the announcement of the U.S. Federal Reserve to use quantitative easing was still a surprise when they announced it. Interest rate markets reacted heavily whereby positions counting on lower rates in Europe than in the U.S. suffered losses. Purchases of government debt in Germany, Japan and South Korea booked a negative result and positions in Australia also posted losses for the Fund. Losses were posted to the Fund at the beginning of the second quarter. The expectation of further buying of debt by the U.S. Federal Government could not outweigh the increasing strength shown in the equity markets. As such, various interest rate markets kept losing ground and this led to losses in long positions in the U.S. money and capital market products. South Korean government bonds however showed an uptrend, which resulted in profits being posted to the Fund. This uptrend could not outweigh the losses being posted to the Fund. Profits were posted to the Fund in the middle of the second quarter. An improved economic outlook and doubts regarding the credit ratings of the United States and the United Kingdom governments both led to a steepening of the interest rate curve. Various positions in the U.S. money markets played out successfully on this development. Purchases of South Korean and German long term government debt were therefore loss-makers. These losses were however more than compensated for by sales in Australian, U.S. and United Kingdom debt. Losses were posted to the Fund at the end of the second quarter. The steepening trend of the interest rate curve accelerated during the first few days of June. Doubts over the economic situation however abruptly broke this trend. European positions anticipating a flattening of the curve were unfortunately not able to perform well. Purchases of American, British and German government bonds were loss-making. In the Pacific region, sales of Australian state bonds and later buying of Japanese obligations resulted in profits being posted to the Fund. Due in part to doubts regarding the credit-worthiness of the American government, profits were earned with the relative weakness of the U.S. treasuries. However, this was not enough to outweigh the losses being posted to the Fund as the second quarter ended. Losses were posted to the Fund at the beginning of the third quarter. Most positions in the interest rate markets were loss making as they mainly anticipated lower rates. Positions put on to follow trends in trans-Atlantic rate differences also posted losses for the Fund. However, the anticipated lower interest rates positions proved profitable for Fund in the middle of the third quarter as profits were posted to the Fund. The third quarter ended with profits being posted to the Fund as most positions anticipated declining interest rates resulting in profits. Positions in Europe prepared for falling interest rates which generated losses being posted to the Fund at the beginning of the fourth quarter. These were partially compensated by positions anticipating a change in the difference in trans-Atlantic rates and long positions in American government debt. In the markets, confidence was growing that the leading central banks would be leaving their base rates at their current low levels far into 2010. Question marks regarding the condition of the apparent economic recovery and the worrisome developments in Dubai pushed interest rates lower. Several positions in various money markets and purchases of state debt in Germany, the US, Canada and South Korea resulted in profits being posted to the Fund in the middle of the fourth quarter. The lack of interest shown during the United States bond auctions and rising doubt about the creditworthiness of various countries led to increasing interest rates. Most positions were anticipating falling yields and thus suffered losses. Unfavorable results were also felt with trans-Atlantic interest rate positions resulting in losses being posted to the Fund at the end of the fourth quarter.

Natural gas prices trended downwards at the beginning of the quarter which the Fund took advantage of through various short positions resulting in profits being posted for the Fund in energies.  Profits continued to be posted to the Fund in the middle of the first quarter mainly earned by natural gas and heating oil sales. Disappointing results from heating oil sales were more than compensated for through profits being posted to Fund at the end of the first quarter resulting from natural gas sales. Profits were posted to the Fund at the beginning of the second quarter resulting from sales of natural gas. Losses were posted to the Fund in the middle of the quarter. Various fossil fuel prices rose as the U.S. dollar weakened and the economic outlook was perceived to be improving. Sales in natural gas and heating oil therefore suffered significant losses but were partially compensated with gasoline and crude oil buying. The quarter ended with losses being posted to the Fund due to sales in natural gas. Losses were posted to the Fund at the beginning of the third quarter. Large supplies and low expected sales of natural gas pushed prices to lower levels which were advantageous for short positions. Sharp price swing in crude oil prices produced losses for the Fund on both long and short positions in various oil related products. Profits were posted to the Fund in the middle of the third quarter as prices found a new multi year low which outweighed the losses form the purchases of crude oil and gasoline. The sudden break in the downward trend of natural gas prices was not favorable for existing short positions resulting in losses being posted to the Fund at the end of the third quarter. Also, the crude oil market did not show any distinct trends so both buys and sells suffered posting losses for the Fund. The losses felt in the oil markets originated from short positions from the beginning of October. Long purchases in crude oil and its derivatives later in the month overall resulted in profits but not enough to offset the losses being posted to the Fund at the beginning of the fourth quarter. Profits were posted to the Fund in the middle of the fourth quarter. The best performer was short positions in natural gas, which heavily lost its value due to large winter supplies and relatively high temperatures. An abrupt trend reversal in natural gas prices was unfavorable for short positions and led to serious losses.  Due to sharp falls seen in the beginning of December existing long positions in crude oil suffered resulting in losses being posted to the Fund at the end of the fourth quarter.

Total Trading
Year ended December 31, 2008	Profit (Loss)

Stock Indices	$12,297,042
Metals	2,372,411
Agricultural Commodities	7,255,358
Currencies	1,202,685
Energy	19,926,122
Interest Rates	17,684,856
Subtotal	60,738,474
Change in Brokerage Commissions Payable	8,063
Total	$60,746,537

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2008 of $60,746,537.  Profits were attributable to all of the Fund’s sectors which include the following: energy, interest rates, stock indices, agriculture, metals, and currencies.

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

The stock indices sector posted profits for the year.  The perception of the credit crisis having its toll on the real economy sent stock markets spiraling lower. Sentiment was further worsened after a massive forced liquidation of an allegedly fraudulent stock indices position by the number two French bank Société Générale. Profits were posted to the Fund on sales of Italian and American blue-chip indices while small losses were felt in the German market.  Profits continued to be posted to the Fund from the middle through the end of the quarter as a result of the short sales in Australia, the United States and a long position in the Canadian index. Several short positions, such as the Nasdaq-100 index ended the month of April with losses being posted to the Fund. Although investors had to contend with various uncertainties, many stock exchanges showed certain resilience. Long positions in Canada, the United States and Brazil were profitable for the Fund in the middle of the second quarter. Despite the civil unrest in South Africa, stocks in this country still proved to be desirable. Purchases in the South African stock index added to the profits being posted to the Fund in the middle of the second quarter. A wave of sell swept over the stock markets all over the world at the end of the second quarter. Short positions on various European exchanges also posted profits to the Fund at the end of the second quarter with the biggest profits from Italy, Spain, Turkey and Sweden. Short sales in Hong Kong, Poland and the United States generated losses being posted to the Fund at the beginning of the third quarter. The stock market indices of Hong Kong and Singapore ended the month at lower levels. The profits and losses earned in the rest of Europe and the United States balanced each other out with losses being posted to the Fund in the middle of the third quarter. The continuation of the downward trend in several stock indices had a positive effect on existing positions. The biggest contribution came from Europe with Italy, Sweden and Poland being the leaders. The third quarter ended with profits posted to the Fund due to positions in Asia, South Africa and North America. The persistent selling in the stock markets pushed down stock indices even further worldwide. Various positions contributed to profits being posted to the Fund in October. Just as in September, results achieved in Italy, Poland and South Africa stood out. Additionally, profits were also earned in Australia, Hong Kong, Singapore and Canada, as well as in a European mid-cap index. Many stock markets found new lows during the month of November. The Standard & Poors 500 index reached levels not seen since 1997.

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

Total Trading
Period ended December 31, 2007	Profit (Loss)

Metals	$1,126,158
Agricultural Commodities	3,148,480
Currencies	(1,433,674)
Energy	16,870,834
Interest Rates	10,066,046
Stock Indicies	(7,739,787)
Subtotal	22,038,057
Change in Brokerage Commissions Payable	(45,548)
Total	$21,992,509

The Fund experienced a net trading profit before brokerage commissions and related fees for the period ended December 31, 2007 of $21,992,509. Profits were primarily attributable to the Fund’s energy, interest rates, agriculture, and the metals sector posting gains while the currency and stock indices posted losses. The Fund commenced operations on April 2, 2007.

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

The interest rates sector posted profits for the Fund. Positive indications regarding the economic recovery in Europe led to rising interest rates at the beginning of the second quarter in both the short and long term segments. Various short positions in several money and capital markets profited from this development. Also, a steepening yield curve in the euro and the diminishing difference between euro and the U.S. dollar deposits were successfully exploited. After the Bank of England was called to answer to the British Parliament in April regarding the high level of inflation, a rate hike was seen mid-

quarter. Other major countries also experienced rising money and capital market rates on the basis of robust economic growth expectations combined with increased inflationary pressures. Various short positions in money and capital market products were therefore very profitable. Sales in government bond contracts in Australia, Germany, the United Kingdom and the United States all achieved good results at the quarter’s end. Profits were also earned with rising money market rates in Europe. Losses were posted to the Fund at the beginning of the third quarter as interest rate markets were primarily focused on the worsening conditions of the sub-prime mortgage sector and its follow-on effect to other credit markets. Furthermore, doubts were raised about the attainability of sharply priced takeovers. This all led to a flight to safe government bonds, which in turn brought down money market rates. The situation regarding the American housing market strongly influenced the turnaround seen from a rising to a falling long term interest rate. The back end of the curve in the U.S. declined in a stronger fashion than seen in the United Kingdom and Europe. This development was profitable for British and European capital and money market sales versus purchased American equivalents was the determinate for gains being posted to the Fund the middle of the third quarter. The aggressive cut of the U.S. federal fund rate led to a strong reduction of the rate difference between the United States and continental Europe. This convergence was taken advantage of through the capital markets as well as the money markets as profits were posted to the Fund at the end of the third quarter. Half way through October, the U.S. Fed Chairman Bernanke released comments tempering runaway inflation concerns due to the weakening dollar. This was a turning point for the rising interest rates seen in the U.S. and Europe. Long German bond positions profited while short positions in comparable South Korean bond contracts showed losses. U.S. and European deposit contracts suffered minor losses. Both short and long term interest rates in continental Europe rose in relation to rates in the United States. A persistent inflation rate in Europe and disappointing American figures, which further exposed the weakness of the U.S. economy, formed the basis for this development. Various positions took advantage of this situation. Respective positions anticipating a similar divergence between the United Kingdom and the United States however, did not bring the desired results. This was partially caused by increasing expectations that the Bank of England would reduce the base rate in 2008. The year ended with profits being posted to the Fund.

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

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions.  The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

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

Except in unusual circumstances, factors—regulatory approvals, cost of goods sold, employee relations and the like—which often materially affect an operating business, have no material impact on the Fund.

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

As a commodity pool, the Fund maintains an extremely large percentage of its assets in cash, which it must have available to post initial and variation margin on futures contracts.  This cash is also used to fund redemptions.  While the Fund has the ability to fund redemption proceeds from liquidating positions, as a practical matter positions are not liquidated to fund redemptions.  In the event that positions were liquidated to fund redemptions, MLAI, as the Manager of the Fund, has the ability to override decisions of the Trading Advisor to fund redemptions if necessary, but in practice the Trading Advisor would determine in its discretion which investments should be liquidated.

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 3.03(a)(4) and 3.03(a)(5) of Regulation S-K.)

Recent Accounting Developments

Recent accounting developments are discussed in Exhibit 13.01.

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

The Fund’s risk exposure in the various market sectors traded by the Fund is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the periods ended December 31, 2009 and December 31, 2008, the Fund’s average month-end Net Asset Value was approximately $229,728,184, $158,124,764, respectively.

December 31, 2009

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	445,250	0.19%	1,936,252	40,239
Currencies	854,921	0.37%	3,001,183	98,339
Energy	734,207	0.32%	2,739,637	13,404
Interest Rates	18,130,578	7.89%	27,308,328	9,699,195
Metals	285,261	0.12%	881,067	4,430
Stock Indices	1,090,761	0.47%	2,917,929	54,488

Total	21,540,978	9.36%	38,784,396	9,910,095

December 31, 2008

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$449,202	0.28%	$1,434,454	$22,634
Currencies	1,632,608	1.03%	4,641,576	54,768
Energy	703,533	0.44%	2,117,492	14,776
Interest Rates	8,174,383	5.17%	11,633,999	2,635,987
Metals	333,939	0.21%	903,788	13,098
Stock Indices	662,688	0.42%	1,378,418	182,470

Total	$11,956,353	7.55%	$22,109,727	$2,923,733

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

The Fund also has non-trading market risk on the approximately 90%-95% of its assets which are held in cash at MLPF&S or BlackRock. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2009, by market sector.

Interest Rates.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2009. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2009.

Foreign Currency Balances.

The Fund’s primary foreign currency balances are in Japanese Yen, Swedish Krona and Euros.

U.S. Dollar Cash Balance.

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

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

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S and in the BlackRock sponsored money market mutual fund in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S and in the BlackRock sponsored money market mutual fund.

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2009

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	2009	2009	2009	2009	2008	2008	2008	2008
Total Income (Loss)	$(21,820,418)	$(10,270,862)	$797,813	$(5,579,889)	$34,256,182	$3,330,005	$13,890,096	$11,772,438
Total Expenses	1,346,225	1,288,444	1,176,888	1,118,853	9,537,340	1,316,140	3,835,935	3,069,758
Net Income (Loss)	$(23,166,643)	$(11,559,306)	$(379,075)	$(6,698,742)	$24,718,842	$2,013,865	$10,054,161	$8,702,680

Net Income (Loss) per weighted average Unit (1)	$(0.1360)	$(0.0740)	$(0.0027)	$(0.0496)	$0.1914	$0.0164	$0.0916	$0.0927

(1) The net income per weighted average unit is based on the weighted average of the total units for each quarter.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Board of Managers of MLAI, the Manager of the Fund, dismissed Deloitte & Touche as the independent registered public accounting firm for the Fund, effective April 20, 2009. The Board of Managers of the Manager, on behalf of the Fund, approved the engagement of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Fund effective April 20, 2009.

There were no disagreements with the respective independent registered public accounting firms on accounting and financial disclosure.

Item 9A (T): Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2009, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2009, the Fund’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report for this annual report.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Deann Morgan	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 34 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri serves as Vice President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 43 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Management Investment Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 40 years old, has been a Vice President of MLAI and Managing Director of GIS since March 2008. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 2004 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML  BlueTrend FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these Funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)           Section 16(a) Beneficial Ownership Reporting Compliance:

Not applicable.

Code of Ethics:

MLAI and Merrill Lynch have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)          Security Ownership of Management:

As of December 31, 2009, MLAI owned no Unit-equivalent Member interests. The principals of MLAI did not own any Units, and Transtrend did not own any Units.

(c)           Changes in Control:

None.

(d)          Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

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

The Fund pays indirectly Merrill Lynch through MLPF&S and MLAI substantial Brokerage Commissions and Sponsor Fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the Merrill Lynch organization, MLAI is the beneficiary of the revenues received by different Merrill Lynch entities from the Fund.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Fund, MLAI makes substantial profits from the Fund due to the foregoing revenues.

No loans have been, are, or will be outstanding between MLAI or any of its principals and the Fund.

MLAI pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)          Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Fund.

In 2009, the Fund expensed:  (i) Brokerage Commissions of $1,209,739 to MLPF&S and $3,904,212 in management fees earned by Transtrend and MLAI, (ii) Sponsor Fees of $453,477 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Fund.

(c)          Indebtedness of Management:

None.

(d)          Transactions with Promoters:

Not applicable.

(e)          Director Independence:

No person who served as a manger of MLAI would be considered independent (based on the definition of an independent director under NASDAQ rules).

Item 14: Principal Accountant Fees and Services

(a)           Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2009 were $91,000.

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Fund’s financial statements as of and for the year ended December 31, 2008 was $91,000.

(b)          Audit-Related Fees

There were no other audit-related fees billed for the year ended December 31, 2009, related to the Fund.

(c)           Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2009 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the years ended December 31, 2009 and 2008 were $61,200 and $72,000 for each period, respectively.

(d)          All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the year ended December 31, 2009 and for any other professional services in relation to the Fund.

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

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	1

	Statements of Financial Condition as of December 31, 2009 and 2008	3

	Statements of Operations for the years ended December 31, 2009 and 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007	4

	Statements of Changes in Member’s Capital for the year ended December 31, 2009 and 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007	5

	Financial Data Highlights for the year ended December 31, 2009, 2008 and for the period April 2, 2007 (commencement of operations) to December 31, 2007	7

	Notes to Financial Statements	10

2.	Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Enhanced FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.1 contained in the Registrant’s Registration Statement (File No. 000-52701) filed on June 25, 2007, on Form 10 under the Securities Exchange Act of 1934.

3.02	Amended and Restated Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.02	Is filed herewith.

10.01	Institutional Futures Client Account between ML Transtrend DTP Enhanced FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:

Is incorporated by reference from Exhibit 10.1 contained in the Registrant’s Registration Statement (File No. 000-52701) filed on November 13, 2007, on Form 10 under the Securities Exchange Act of 1934.

10.02	Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend B.V.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registrant’s Form 10-K filed on March 31, 2009.

13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML	TRANSTREND DTP ENHANCED FUTURESACCESS LLC
By:	MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager
By:	/s/Justin C. Ferri
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Justin C. Ferri	Chief Executive Officer, President and Manager	March 31, 2010
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 31, 2010
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

s/ Deann Morgan	Vice President and Manager	March 31, 2010
Deann Morgan

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

2009 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 3.02	Amended and Restated Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 13.01	2009 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications