Form 10-Q
period 2010-03-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2010-05-14
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of March 31, 2010, 171,822,919 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31 ,
	2010	2009
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $48,752,887 for 2010 and $25,737,325 for 2009)	$246,655,068	$236,868,172
Net unrealized profit on open contracts	19,191,007	1,146,497
Cash and cash equivalents	191,157	34,980
Other assets	24,905	22,826

TOTAL ASSETS	$266,062,137	$238,072,475

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$—	$68,556
Sponsor and Advisory fees payable	424,523	381,285
Redemptions payable	13,920,258	1,523,104
Other liabilities	204,287	198,844

Total liabilities	14,549,068	2,171,789

MEMBERS’ CAPITAL:
Members’ Interest (171,822,919 Units and 171,805,932 Units outstanding; unlimited Units authorized)	251,513,069	235,900,686
Total members’ capital	251,513,069	235,900,686

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$266,062,137	$238,072,475

NET ASSET VALUE PER UNIT (SEE NOTE 4)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009
TRADING PROFIT (LOSS):

Realized, net	$224,397	$1,273,883
Change in unrealized, net	18,044,510	(6,678,484)
Brokerage commissions	(413,130)	(191,792)

Total trading profit (loss)	17,855,777	(5,596,393)

INVESTMENT INCOME:
Interest	(542)	16,504

EXPENSES:
Management fee	1,074,877	891,480
Sponsor fee	107,888	98,318
Performance fee	—	326
Other	134,414	128,729
Total expenses	1,317,179	1,118,853

NET INVESTMENT LOSS	(1,317,721)	(1,102,349)

NET INCOME (LOSS)	$16,538,056	$(6,698,742)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	2,329,421	1,038,103
Class C	14,474,474	11,172,583
Class D	2,000,000	978,915
Class I	467,877	476,684
Class DS	117,925,319	71,113,841
Class DT	43,255,346	50,402,891

Net income (loss) per weighted average Unit
Class A	$0.0700	$(0.0506)
Class C	$0.0577	$(0.0501)
Class D	$0.0592	$(0.0376)
Class I	$0.0585	$(0.0387)
Class DS	$0.0947	$(0.0518)
Class DT	$0.0978	$(0.0466)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2010 and 2009

(unaudited in Units)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital March 31, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital March 31, 2010
Class A	937,456	174,842	—	1,112,298	2,271,823	213,010	(175,723)	2,309,110
Class C	10,398,395	1,840,409	(781,468)	11,457,336	14,482,763	971,941	(2,127,817)	13,326,887
Class D	978,915	—	—	978,915	2,000,000	—	—	2,000,000
Class I	780,147	167,519	(606,592)	341,074	502,000	9,298	(73,703)	437,595
Class DS	67,285,671	5,196,197	—	72,481,868	109,221,404	10,301,091	(5,896,208)	113,626,287
Class DT	51,421,530	—	(2,903,464)	48,518,066	43,327,942	84,676	(3,289,578)	40,123,040

Total Members’ Units	131,802,114	7,378,967	(4,291,524)	134,889,557	171,805,932	11,580,016	(11,563,029)	171,822,919

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2010
Class A	$1,297,666	$241,794	$—	$(52,510)	$1,486,950	$2,598,931	$233,997	$(193,039)	$163,116	$2,803,005
Class C	13,734,797	2,429,953	(1,026,556)	(559,750)	14,578,444	15,651,574	1,019,138	(2,261,418)	834,933	15,244,227
Class D	1,205,010	—	—	(36,796)	1,168,214	1,819,381	—	—	118,434	1,937,815
Class I	1,069,315	229,870	(828,980)	(18,466)	451,739	570,784	9,999	(79,686)	27,390	528,487
Class DS	111,764,376	8,635,114	—	(3,682,940)	116,716,550	152,211,382	14,032,875	(8,751,742)	11,165,669	168,658,184
Class DT	88,263,960	—	(4,973,067)	(2,348,280)	80,942,613	63,048,634	116,743	(5,052,540)	4,228,514	62,341,351

Total Members’ Capital	$217,335,124	$11,536,731	$(6,828,603)	$(6,698,742)	$215,344,510	$235,900,686	$15,412,752	$(16,338,425)	$16,538,056	$251,513,069

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT

Net asset value, beginning of period	$1.1440	$1.0807	$0.9097	$1.1369	$1.3936	$1.4551

Net Realized and net change in unrealized trading profit (loss)	0.0823	0.0776	0.0657	0.0819	0.1007	0.1054
Brokerage commissions	(0.0019)	(0.0018)	(0.0015)	(0.0019)	(0.0023)	(0.0024)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0105)	(0.0126)	(0.0050)	(0.0092)	(0.0077)	(0.0043)

Net asset value, end of period	$1.2139	$1.1439	$0.9689	$1.2077	$1.4843	$1.5538

Total Return: (a)

Total return before Performance fees	6.11%	5.85%	6.51%	6.22%	6.51%	6.78%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	6.11%	5.85%	6.51%	6.22%	6.51%	6.78%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.94%	1.19%	0.56%	0.84%	0.56%	0.31%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.56%	0.84%	0.56%	0.31%

Net investment income (loss)	-0.94%	-1.19%	-0.56%	-0.84%	-0.56%	-0.31%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole.

An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT

Net asset value, beginning of period	1.3842	1.3209	1.2310	1.3707	1.6610	1.7165

Net Realized and net change in unrealized trading profit (loss)	(0.0334)	(0.0318)	(0.0298)	(0.0331)	(0.0402)	(0.0416)
Brokerage commissions	(0.0012)	(0.0011)	(0.0011)	(0.0012)	(0.0014)	(0.0015)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0001	0.0001
Expenses	(0.0129)	(0.0157)	(0.0067)	(0.0119)	(0.0092)	(0.0047)

Net asset value, end of period	$1.3368	$1.2724	$1.1935	$1.3246	$1.6103	$1.6688

Total Return: (a)

Total return before Performance fees	-3.42%	-3.67%	-3.06%	-3.33%	-3.06%	-2.82%
Performance fees	-0.01%	-0.01%	0.00%	-0.05%	0.00%	0.00%
Total return after Performance fees	-3.43%	-3.68%	-3.06%	-3.38%	-3.06%	-2.82%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.93%	1.18%	0.56%	0.83%	0.56%	0.31%
Performance fees	0.01%	0.01%	0.00%	0.05%	0.00%	-0.01%
Expenses (including Performance fees)	0.94%	1.19%	0.56%	0.88%	0.56%	0.30%

Net investment income (loss)	-0.93%	-1.18%	-0.55%	-0.87%	-0.55%	-0.29%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole.

An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Transtrend B.V. (“Transtrend”) is the Trading Advisor of the Fund (“Trading Advisor”).

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2010 and the results of its operations for the three months ended March 31, 2010 and 2009.  However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2009.

The Fund offers six Classes of Units:  Class A, Class C, Class D, Class DS, Class DT and Class I.  Each Class of Units, except for Class DT offered at $1.1117, was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit (see Note 4).  The six Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2010 and December 31, 2009, are as follows:

March 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	348	$(133,126)	-0.05%	(1,272)	$1,607,519	0.64%	$1,474,393	0.59%	April 2010 - December 2010
Currencies	3,283	3,093,034	1.23%	(1,465)	1,671,591	0.66%	4,764,625	1.89%	June 2010
Energy	723	1,595,526	0.64%	(1,007)	4,430,860	1.76%	6,026,386	2.40%	April 2010 - December 2010
Interest rates	8,160	2,933,705	1.17%	(4,892)	513,399	0.20%	3,447,104	1.37%	April 2010 - March 2013
Metals	1,053	5,607,383	2.23%	(485)	(4,232,673)	-1.68%	1,374,710	0.55%	April 2010 - February 2011
Stock indices	4,716	2,103,789	0.84%	—		0.00%	2,103,789	0.84%	April 2010 - June 2010

Total		$15,200,311	6.06%		$3,990,696	1.58%	$19,191,007	7.64%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	675	$512,058	0.22%	(292)	$(132,212)	-0.06%	$379,846	0.16%	February 10 - December 10
Currencies	1,308	(670,422)	-0.28%	(854)	1,521,277	0.64%	850,855	0.36%	April 10
Energy	494	(135,491)	-0.06%	(67)	(277,177)	-0.12%	(412,668)	-0.17%	February 10 - December 10
Interest rates	4,183	(1,938,988)	-0.82%	(1,837)	429,159	0.18%	(1,509,829)	-0.64%	March 10 - December 12
Metals	759	3,324,393	1.41%	(376)	(3,024,951)	-1.28%	299,442	0.13%	January 10 - April 10
Stock indices	2,214	1,538,851	0.65%	—	—	0.00%	1,538,851	0.65%	January 10 - March 10

Total		$2,630,401	1.12%		$(1,483,904)	-0.63%	$1,146,497	0.49%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of March 31, 2010 and December 31, 2009.

3.     FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in Equity in commodity futures trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.

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

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

Level II — Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of generally accepted and understood models or other valuation methodologies. Investments which are generally included in this category are investments valued using market data.

Level III — Pricing inputs are unobservable and include situations where there is little, if any, market activity for the investment. Fair value for these investments is determined using valuation methodologies that consider a range of factors, including but not limited to the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. The inputs into the determination of fair value require significant management judgment. Due to the inherent uncertainty of these estimates, these values may differ materially from the values that would have been used had a ready market for these investments existed.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the Fair Value Measurement. MLAI’s assessment of the significance of a particular input to the Fair Value Measurement in its entirety requires judgment, and considers factors specific to the investment.

Following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts as of March 31, 2010, and December 31, 2009 are as follows:

March 31, 2010

	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$15,200,311	$3,990,696	$19,191,007
Total	15,200,311	3,990,696	$19,191,007

December 31, 2009

	Unrealized Long Positions	Unrealized Short Positions	Total
Futures	$2,630,401	$(1,483,904)	$1,146,497
Total	$2,630,401	$(1,483,904)	$1,146,497

The Fund’s volume of trading forward and futures as of the quarter and year ended March 31, 2010 and December 31, 2009, respectively are representative of the activity throughout these periods.

The following table summarizes the valuation of the Fund’s investments by the above fair value hierarchy levels as of March 31, 2010 and December 31, 2009:

Net unrealized
profit (loss)
on open contracts	Total	Level I	Level II	Level III

March 31, 2010	$19,191,007	$18,337,367	$853,640	$—
December 31, 2009	$1,146,497	$617,693	$528,804	$—

There were no significant transfers to or from Level I or II during the quarter ended March 31, 2010.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the guidance for derivatives and hedging activities. The fair value amounts of and the gains and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts.

The following table indicates the trading gains and losses, by commodity industry sector on derivative instruments for each of the three month periods ended March 31, 2010 and 2009:

	For the three months ended	For the three months ended
	March 31, 2010	March 31, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	41,027	$(2,230,993)
Currencies	6,505,908	(1,176,875)
Energy	5,668,384	2,748,630
Interest rates	5,804,484	(3,239,336)
Metals	226,488	(495,301)
Stock indices	22,616	(1,010,726)

Total	$18,268,907	$(5,404,601)

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse or MLPF&S.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

4.     NET ASSET VALUE PER UNIT

The Net Asset Value per Unit of the different Classes at March 31, 2010 and December 31, 2009 are as follows:

March 31, 2010

Net Asset Value
Class A	$1.2139
Class C	1.1439
Class D	0.9689
Class I	1.2077
Class DS	1.4843
Class DT	1.5538

December 31, 2009

Net Asset Value
Class A	$1.1440
Class C	1.0807
Class D	0.9097
Class I	1.1369
Class DS	1.3936
Class DT	1.4551

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit on open contracts, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

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

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expected the risk of loss to be remote and, therefore, no provision has been recorded.

6.     RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued an update to the fair value measurements disclosure. Pursuant to this update, additional disclosures in the financial statements relating to transfers in and out of Levels 1 and 2 fair value measurements and separate disclosure of purchases, sales, issuances, and settlements in Level 3 roll forward, will be required. In addition, this update provides clarifications on i) the level of aggregation of classes of assets and liabilities disclosed in the fair value measurement disclosures and ii) disclosures relating to the inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the Level 3 roll forward which are effective for fiscal years beginning after December 15, 2010. This update further enhances the fair value disclosures and the Sponsor has determined that the adoption of this update on January 1, 2010, did not have a material impact to the Fund’s financial statements.

7.     SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is a useful performance measure for the investors of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes as discussed in Note 4 to the financial statements.

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, organizational expense amortization and any operating costs and other liabilities of the Fund.  MLAI is authorized to make all net asset value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2009	$1.3808	$1.3886	$1.3368
2010	$1.0816	$1.0975	$1.2139

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2009	$1.3165	$1.3228	$1.2724
2010	$1.0209	$1.0351	$1.1439

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2009	$1.2296	$1.2380	$1.1935
2010	$0.8612	$0.8749	$0.9689

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2009	$1.3678	$1.3760	$1.3246
2010	$1.0754	$1.0915	$1.2077

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2009	$1.6591	$1.6705	$1.6103
2010	$1.3193	$1.3403	$1.4843

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2009	$1.7163	$1.7296	$1.6688
2010	$1.3787	$1.4019	$1.5538

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2010, Fund capital increased 6.62% from $235,900,686 to $251,513,069.  This increase was attributable to the net gain from operations of $16,538,056, coupled with the redemption of 11,563,029 Redeemable Units resulting in an outflow of $16,338,425.  The cash outflow was offset with cash inflow of $15,412,752 due to subscription of 11,580,016 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

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

Cash and Cash Equivalents

The Fund considered all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost which approximated fair value (Level II see Note 3).  Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Fund did not apply the deferral allowed for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For more information on our fair value, see Note 3, Fair Value of Investments.

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

Interest Rates and Income

The Fund currently earns interest based on the prevailing Fed Funds rate plus a spread for short cash positions and minus a spread for long cash positions. The current short term interest rates have remained extremely low when compared with historical rates and thus has contributed negligible amounts to overall Fund performance.

Income Taxes

No provision for income taxes has been made in the accompanying financial statements as the Member is individually responsible for reporting income or loss based on such Member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination: United States – 2007.

Results of Operations

January 1, 2010 through March 31, 2010

The Fund experienced a net trading profit before brokerage commissions and related fees of $18,268,907 for the first quarter of 2010.  The profits were primarily attributable to the Fund trading in currencies, interest rates, energy, metals, agriculture and stock indices sectors.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter as sales in Japanese yen versus various commodity-linked currencies performed badly due to the fall in commodity prices. The U.S. dollar unexpectedly appreciated against numerous other currencies and on balance this also delivered a negative contribution. Euro sales against the Russian ruble, the Turkish lira, the Mexican peso and the Australian dollar were however successful which was not enough to offset losses. The financial crisis in Greece and other Southern European countries pressed heavily on the euro in February. Therefore, sales of the euro against the Russian ruble, the Japanese yen, the Mexican peso and the Australian dollar resulted in profits being posted to the Fund in the middle of the quarter. The United Kingdom also had to face financial problems and sales in the British pound also resulted in profits being posted to the Fund. Positions in the Canadian dollar against the Japanese yen produced losses for the Fund which was not enough to offset profits. The search in the interest rate markets, resulting in different choices in different countries, ensured for many good trends in the currency markets. In particular, profits were achieved through the strength of the Mexican peso, the Canadian and Australian dollars, the South African rand and the Russian ruble. Many Asian currencies, such as those from Indonesia, Malaysia, India and the Philippines, also performed very well. The quarter ended with profits being posted to the Fund.

The interest rate sector posted profits to the Fund.  During the month of January, interest rates fell in both Europe and the United States. The sector was positioned correctly expecting lower interest rates in the United Kingdom, Germany and the United States which resulted in profits being posted to the Fund at the beginning of the first quarter. Increasing concerns about various economies in Europe resulted in European money market interest rates dropping during the month of February. The sector was positioned correctly anticipating declining interest rates and a flatter yield curve in Europe resulting in profits being posted to the Fund in the middle of the quarter. The global interest rate markets were dominated by a political quest to find the right balance. On the one hand, the quest was to stimulate the economy with low interest rates but with rising budget deficits; on the other hand, the quest was to strive to prevent new bubbles and implement (forced) tighter budget policy. Where this pursuit pointed to a certain direction, as in South Korea, Australia and Italy, gains were earned from the resulting trends. Elsewhere, the outcome was a variety of limited losses resulting in losses being posted to the Fund at the end of the quarter.

The energy sector posted profits to the Fund. Purchases of crude oil, gasoline, heating oil and gas oil all lost money after prices fell due to less favorable economic outlooks. Therefore, losses were posted to the Fund at the beginning of the quarter. Most energy market prices turned mid-February, so losses were felt on short positions in crude oil, gasoil and gasoline. Natural gas prices did however continue falling so short positions here earned good results but not enough to offset losses being posted to the Fund in the middle of the quarter. Significantly lower electricity prices were seen in March and, associated with this, a decline in gas prices. On the opposite side, prices of crude oil and its derivatives in fact rose resulting in profits being posted to the Fund at the end of the quarter.

The metals sector posted profits to the Fund.  Various metal prices depreciated in January which led to losses on long positions in copper, aluminum and silver resulting in losses being posted to the Fund. Gold purchases were profitable but not enough to offset losses being posted to the Fund in the middle of the quarter. The commodity markets experienced a variety of different trends with base metals prices increasing resulting in profits. The quarter ended with profits being posted to the Fund

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Long positions in corn performed disappointingly due to corn prices collapsing after it became known that the United States corn harvest in 2009 was higher than expected. These losses were partially compensated through gains earned with soybeans and wheat sales. With sugar prices continuing their rise in January, long positions were profitable. The increase in sugar prices came to an end in early February and existing long positions notably suffered. Short positions in soybeans also yielded a loss resulting in losses being posted to the Fund in the middle of the quarter. The commodity markets experienced a variety of different trends. Also, base metals and cattle prices increased, while the grain markets weakened. Through this mixture of trends and their diversifying character, the agriculture sector posted profits to the Fund at the end of the quarter.

Stock indices posted profits to the Fund.  The stock markets continued their way upwards during the first days of 2010. The enthusiasm did waver after President Obama announced that banks’ abilities to take on risk would be restricted. A sizable correction followed, so profits already earned in several indices evaporated. The losses suffered were especially felt in Australia, South Korea, Hong Kong and Canada. The sector closed with losses being posted to the Fund in January. During the first few days of February the stock markets fell further, but then recovered and stabilized. Small losses were posted to the Fund with positions in the Australian, Swedish and Turkish indices. On the contrary, sales in the Italian index produced a small profit. In general there seemed to be a lack of clear trends in this sector which resulted in losses being posted to the Fund in the middle of the quarter. The returning confidence in a recovering global economy was accompanied by gently rising equity markets and a falling expected volatility. Profits were posted to the Fund through purchases in particular in the United States, Canada, Mexico, Japan, Thailand, Malaysia, Sweden, Hungary, Switzerland, United Kingdom, Germany and several European sector indices. Also, selling positions in the volatility index generated gains. The quarter ended with profits being posted to the Fund.

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

The currency sector posted losses for the Fund. Losses were posted to the Fund at the beginning of the quarter. Shortly after the year started, several trend reversals were seen as the U.S. dollar strengthened against various currencies. Some of these movements hurt existing positions, such as long positions in South African rand versus the U.S. dollar and the euro plus a long position in the Turkish lira against the U.S. dollar.  The Canadian dollar showed some extra strength in the beginning of January as it followed crude oil prices upwards. This had a negative impact on Canadian dollar sales versus the U.S. dollar and the euro. The Russian government tried to control the ruble’s depreciation during the month of January month by expanding its basket trading band but the currency still fell faster than desired. Therefore, ruble sales and also Hungarian forint sales, due to the Eastern European currencies still being associated with Russia, earned profits versus the euro.  Profits were posted to the Fund in the middle of the quarter. The weakness of the Swedish crown was taken advantage of through sales versus the Norwegian crown and the U.S. dollar. Emerging market currencies also felt pressure as sales in the Taiwan and Singapore dollars and the Colombian peso were also profitable for the Fund. The U.S. dollar appreciated against the currencies of the more developed countries with various positions earning gains as a consequence. The announced quantitative easing in the United States abruptly ended the upward march of the U.S. dollar. This movement was the most important cause of the losses being posted to the Fund at the end of the quarter. Purchases of U.S. dollars versus various emerging and developed currencies suddenly dropped. Euros sold against Hong Kong dollars did not deliver the desired result posting losses for the Fund. Sales of Turkish lira against euros, together with purchases of South African rand versus various other currencies proved to be the top positive exceptions which were not enough to offset the losses posted to the Fund.

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

The interest rate sector posted losses for the Fund. Losses were posted for the Fund at the beginning of the quarter. The interest rate markets looked to be following on from last year with their upward trends. However, considerations that the crisis was perhaps moving a step closer to being under control reversed these movements. Long capital market positions in Japan, United Kingdom, United States and Canada all suffered losses. Short positions in Europe also failed to add gains. Losses were posted to the Fund in the middle of the quarter. Downward pressure was placed on rates due to the somber outlook of the economy. On the other hand, upward pressure was put on rates due to serious questions being asked about the expensive financing plans of governments and their negative implications. A purchase of South Korean government debt generated a loss plus various positions in the British money market also did not bring the desired result. Losses were posted to the Fund at the end of the quarter. Although the market had considered an announcement of the U.S. Federal Reserve to use quantitative easing was still a surprise when they announced it. Interest rate markets reacted heavily whereby positions counting on lower rates in Europe than in the U.S. suffered losses. Purchases of government debt in Germany, Japan and South Korea booked a negative result and positions in Australia also posted losses for the Fund.

The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2010 and 2009 the Fund’s average Month-end Net Asset Value for all other purposes was $218,273,721 and $239,276,583, respectively.

March 31, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	2,304,497	0.96%	3,226,130	1,461,117
Currencies	7,447,175	3.11%	10,425,510	4,721,722
Energy	9,419,325	3.94%	13,186,378	5,972,121
Interest Rates	5,387,872	2.25%	7,542,633	3,416,064
Metals	2,148,691	0.90%	3,008,013	1,362,331
Stock Indices	3,288,252	1.37%	4,603,316	2,084,845

Total	29,995,812	12.53%	41,991,980	19,018,200

March 31, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$611,728	0.28%	$1,835,183	$54,563
Currencies	2,978,135	1.36%	8,934,405	637,862
Energy	1,855,457	0.85%	5,566,370	30,688
Interest Rates	9,223,360	4.23%	27,670,079	3,103,476
Metals	570,995	0.26%	1,712,985	329,033
Stock Indices	778,289	0.36%	2,334,867	262,707

TOTAL	$16,017,964	7.34%	$48,053,889	$4,418,329

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

The following were the primary trading risk exposures of the Fund as of March 31, 2010, by market sector.

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

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2010. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2010.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4T. Controls and Procedures

MLAI, the Manager of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Manager’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$48,749	42,613	$1.1440
Feb-10	119,923	110,876	1.0816
Mar-10	65,325	59,521	1.0975
Apr-10	68,247	56,221	1.2139

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$343,994	318,307	$1.0807
Feb-10	102,999	100,890	1.0209
Mar-10	572,145	552,744	1.0351
Apr-10	358,997	313,836	1.1439

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$0.9097
Feb-10	—	—	0.8612
Mar-10	—	—	0.8749
Apr-10	—	—	0.9689

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.1369
Feb-10	9,999	9,298	1.0754
Mar-10	—	—	1.0915
Apr-10	90,544	74,972	1.2077

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$8,164,872	5,858,835	$1.3936
Feb-10	5,399,875	4,092,985	1.3193
Mar-10	468,128	349,271	1.3403
Apr-10	—	—	1.4843

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.4551
Feb-10	116,743	84,676	1.3787
Mar-10	—	—	1.4019
Apr-10	—	—	1.5538

(1) Beginning of the month Net Asset Value

(b)  None.

(c)  None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            (Removed and Reserved)

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 14, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 14, 2010	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)