Form 10-Q
period 2010-06-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2010-08-13
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Four World Financial Center, 10th Floor

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

As of June 30, 2010, 173,684,462 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31 ,
	2010	2009
ASSETS:
Equity in commodity futures trading accounts:
Cash (including restricted cash of $18,266,516 for 2010 and $25,737,325 for 2009)	$242,651,003	$236,868,172
Net unrealized profit on open futures contracts	3,662,022	2,439,651
Cash and cash equivalents	284,812	34,980
Other assets	22,651	22,826

TOTAL ASSETS	$246,620,488	$239,365,629

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$—	$68,556
Sponsor and Advisory fees payable	398,181	381,285
Redemptions payable	831,502	1,523,104
Net unrealized loss on open futures contracts	580,454	1,293,154
Other liabilities	121,121	198,844

Total liabilities	1,931,258	3,464,943

MEMBERS’ CAPITAL:
Members’ Interest (173,684,462 Units and 171,805,932 Units outstanding; unlimited Units authorized)	244,689,230	235,900,686
Total members’ capital	244,689,230	235,900,686

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$246,620,488	$239,365,629

NET ASSET VALUE PER UNIT:

Class A	$1.1659	$1.1440
Class C	$1.0959	$1.0807
Class D	$0.9341	$0.9097
Class I	$1.1612	$1.1369
Class DS	$1.4310	$1.3936
Class DT	$1.5017	$1.4551

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
TRADING PROFIT (LOSS):

Realized, net	$9,009,729	$(741,211)	$9,234,126	$532,672
Change in unrealized, net	(16,109,439)	1,833,803	1,935,071	(4,844,681)
Brokerage commissions	(332,182)	(299,500)	(745,312)	(491,292)

Total trading profit (loss)	(7,431,892)	793,092	10,423,885	(4,803,301)

INVESTMENT INCOME:
Interest	(1,422)	4,721	(1,964)	21,225

EXPENSES:
Management fee	1,089,143	945,476	2,164,020	1,836,956
Sponsor fee	110,876	110,834	218,764	209,152
Performance fee	—	—	—	326
Other	116,429	120,578	250,843	249,307
Total expenses	1,316,448	1,176,888	2,633,627	2,295,741

NET INVESTMENT LOSS	(1,317,870)	(1,172,167)	(2,635,591)	(2,274,516)

NET INCOME (LOSS)	$(8,749,762)	$(379,075)	$7,788,294	$(7,077,817)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	2,568,659	1,698,737	2,449,040	1,368,420
Class C	13,920,043	12,536,784	14,197,259	11,854,683
Class D	2,000,000	978,915	2,000,000	978,915
Class I	525,587	619,923	496,732	548,304
Class DS	113,851,251	79,775,228	115,888,285	75,444,534
Class DT	39,134,043	46,915,623	41,194,694	48,659,257

Net income (loss) per weighted average Unit
Class A	$(0.0493)	$(0.0085)	$0.0149	$(0.0490)
Class C	$(0.0491)	$(0.0096)	$0.0107	$(0.0574)
Class D	$(0.0348)	$(0.0015)	$0.0244	$(0.0391)
Class I	$(0.0455)	$(0.0079)	$0.0070	$(0.0426)
Class DS	$(0.0519)	$(0.0054)	$0.0454	$(0.0545)
Class DT	$(0.0496)	$0.0035	$0.0555	$(0.0449)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2010 and 2009

(unaudited) (in Units)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital June 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital June 30, 2010
Class A	937,456	948,011	—	1,885,467	2,271,823	753,755	(283,186)	2,742,392
Class C	10,398,395	3,265,422	(1,190,611)	12,473,206	14,482,763	2,459,183	(2,919,973)	14,021,973
Class D	978,915	—	—	978,915	2,000,000	—	—	2,000,000
Class I	780,147	503,957	(621,521)	662,583	502,000	153,050	(103,423)	551,627
Class DS	67,285,671	19,276,302	—	86,561,973	109,221,404	14,500,728	(7,658,580)	116,063,552
Class DT	51,421,530	—	(7,605,638)	43,815,892	43,327,942	351,090	(5,374,114)	38,304,918

Total Members’ Units	131,802,114	23,993,692	(9,417,770)	146,378,036	171,805,932	18,217,806	(16,339,276)	173,684,462

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2010
Class A	$1,297,666	$1,277,228	$—	$(66,992)	$2,507,902	$2,598,931	$880,547	$(318,432)	$36,387	$3,197,433
Class C	13,734,797	4,245,684	(1,548,155)	(680,528)	15,751,798	15,651,574	2,731,982	(3,168,087)	151,676	15,367,145
Class D	1,205,010	—	—	(38,202)	1,166,808	1,819,381	—	—	48,875	1,868,256
Class I	1,069,315	676,867	(848,756)	(23,288)	874,138	570,784	180,541	(114,253)	3,455	640,527
Class DS	111,764,376	31,559,917	—	(4,111,686)	139,212,607	152,211,382	20,047,176	(11,428,432)	5,261,888	166,092,014
Class DT	88,263,960	—	(12,895,720)	(2,157,121)	73,211,119	63,048,634	516,790	(8,327,582)	2,286,013	57,523,855

Total Members’ Capital	$217,335,124	$37,759,696	$(15,292,631)	$(7,077,817)	$232,724,372	$235,900,686	$24,357,036	$(23,356,786)	$7,788,294	$244,689,230

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2139	$1.1439	$0.9689	$1.2077	$1.4843	$1.5538

Net Realized and net change in unrealized trading profit (loss)	(0.0353)	(0.0332)	(0.0283)	(0.0352)	(0.0433)	(0.0454)
Brokerage commissions	(0.0016)	(0.0015)	(0.0013)	(0.0015)	(0.0020)	(0.0021)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0111)	(0.0133)	(0.0052)	(0.0098)	(0.0080)	(0.0046)

Net asset value, end of period	$1.1659	$1.0959	$0.9341	$1.1612	$1.4310	$1.5017

Total Return: (a)

Total return before Performance fees	-3.95%	-4.19%	-3.59%	-3.85%	-3.59%	-3.35%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.95%	-4.19%	-3.59%	-3.85%	-3.59%	-3.35%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.92%	1.17%	0.54%	0.82%	0.54%	0.30%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.92%	1.17%	0.54%	0.82%	0.54%	0.30%

Net investment income (loss)	-0.92%	-1.17%	-0.55%	-0.82%	-0.55%	-0.30%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1440	$1.0807	$0.9097	$1.1369	$1.3936	$1.4551

Net Realized and net change in unrealized trading profit (loss)	0.0470	0.0443	0.0375	0.0468	0.0574	0.0600
Brokerage commissions	(0.0035)	(0.0033)	(0.0028)	(0.0035)	(0.0043)	(0.0045)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0216)	(0.0258)	(0.0103)	(0.0190)	(0.0157)	(0.0089)

Net asset value, end of period	$1.1659	$1.0959	$0.9341	$1.1612	$1.4310	$1.5017

Total Return: (a)

Total return before Performance fees	1.92%	1.41%	2.69%	2.12%	2.69%	3.20%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	1.92%	1.41%	2.69%	2.12%	2.69%	3.20%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.86%	2.36%	1.11%	1.66%	1.11%	0.60%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.86%	2.36%	1.11%	1.66%	1.11%	0.60%

Net investment income (loss)	-1.86%	-2.36%	-1.11%	-1.66%	-1.11%	-0.60%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS *	Class DT **
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3368	$1.2724	$1.1934	$1.3245	$1.6103	$1.6683

Realized and change in unrealized trading profit (loss)	0.0076	0.0073	0.0068	0.0076	0.0092	0.0095
Brokerage commissions	(0.0018)	(0.0017)	(0.0016)	(0.0017)	(0.0021)	(0.0022)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0125)	(0.0151)	(0.0067)	(0.0111)	(0.0092)	(0.0047)

Net asset value, end of period	$1.3301	$1.2629	$1.1919	$1.3193	$1.6082	$1.6709

Total Return: (a)

Total return before Performance fees	-0.50%	-0.75%	-0.13%	-0.40%	-0.40%	0.12%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-0.50%	-0.75%	-0.13%	-0.40%	-0.40%	0.12%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.94%	1.19%	0.56%	0.84%	0.84%	0.31%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.56%	0.84%	0.84%	0.31%

Net investment income (loss)	-0.94%	-1.19%	-0.56%	-0.84%	-0.56%	-0.31%

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS *	Class DT **
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3842	$1.3209	$1.2310	$1.3707	$1.6610	$1.7165

Realized and change in unrealized trading profit (loss)	(0.0257)	(0.0245)	(0.0230)	(0.0255)	(0.0310)	(0.0321)
Brokerage commissions	(0.0029)	(0.0028)	(0.0026)	(0.0029)	(0.0035)	(0.0037)
Interest income	0.0001	0.0001	0.0001	0.0001	0.0002	0.0002
Expenses	(0.0256)	(0.0308)	(0.0136)	(0.0231)	(0.0185)	(0.0100)

Net asset value, end of period	$1.3301	$1.2629	$1.1919	$1.3193	$1.6082	$1.6709

Total Return: (a)

Total return before Performance fees	-3.91%	-4.39%	-3.19%	-3.71%	-3.71%	-2.70%
Performance fees	-0.01%	-0.01%	0.00%	-0.05%	-0.05%	0.00%
Total return after Performance fees	-3.92%	-4.40%	-3.19%	-3.76%	-3.76%	-2.70%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.87%	2.37%	1.12%	1.67%	1.67%	0.62%
Performance fees	0.01%	0.01%	0.00%	0.05%	0.05%	-0.01%
Expenses (including Performance fees)	1.88%	2.38%	1.12%	1.72%	1.72%	0.61%

Net investment income (loss)	-1.87%	-2.37%	-1.11%	-1.71%	-1.11%	-0.60%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccess Program (the “Program”) fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of commodity futures contracts, options on futures and forward contracts on a wide range of commodities. Transtrend B.V. (“Transtrend” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. On September 15, 2008, Merrill Lynch entered into an Agreement and Plan of Merger (as amended by Amendment No. 1 dated as of October 21, 2008, the “Merger Agreement”) with Bank of America Corporation (“Bank of America”). Pursuant to the Merger Agreement, on January 1, 2009, a wholly-owned subsidiary of Bank of America merged with and into Merrill Lynch, with Merrill Lynch continuing as the surviving corporation and a subsidiary of Bank of America.

The Program is a group of commodity pools sponsored by MLAI (each pool is a “Program Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar in terms of fees, Classes of Units and redemption rights.  Each of the Program Funds implements a different trading strategy.

The Fund offers six Classes of Units:  Class A, Class C, Class D, Class DS, Class DT and Class I.  Each Class of Units, except for Class DT offered at $1.1117, was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The six Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2010 and the results of its operations for the three and six months ended June 30, 2010 and 2009.  However, the operating results for the interim period may not be indicative of the results for the full year.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2010 and December 31, 2009, are as follows:

June 30, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	193	$(107,893)	-0.04%	(910)	$(303,430)	-0.12%	$(411,323)	-0.16%	August 2010 - July 2011
Currencies	788	(803,906)	-0.33%	(736)	(792,684)	-0.32%	(1,596,590)	-0.65%	September 2010
Energy	147	(434,485)	-0.18%	(167)	(1,541)	0.00%	(436,026)	-0.18%	July 2010 - January 2011
Interest rates	6,323	5,264,022	2.15%	(1,772)	(321,808)	-0.13%	4,942,214	2.02%	July 2010 - March 2013
Metals	724	(4,972,674)	-2.03%	(618)	5,766,911	2.36%	794,237	0.33%	July 2010 - April 2011
Stock indices	950	(797,751)	-0.33%	(162)	586,807	0.24%	(210,944)	-0.09%	July 2010 - September 2010

Total		$(1,852,687)	-0.76%		$4,934,255	2.03%	$3,081,568	1.27%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	675	$512,058	0.22%	(292)	$(132,212)	-0.06%	$379,846	0.16%	February 10 - December 10
Currencies	1,308	(670,422)	-0.28%	(854)	1,521,277	0.64%	850,855	0.36%	April 10
Energy	494	(135,491)	-0.06%	(67)	(277,177)	-0.12%	(412,668)	-0.18%	February 10 - December 10
Interest rates	4,183	(1,938,988)	-0.82%	(1,837)	429,159	0.18%	(1,509,829)	-0.64%	March 10 - December 12
Metals	759	3,324,393	1.41%	(376)	(3,024,951)	-1.28%	299,442	0.13%	January 10 - April 10
Stock indices	2,214	1,538,851	0.65%	—	—	0.00%	1,538,851	0.65%	January 10 - March 10

Total		$2,630,401	1.12%		$(1,483,904)	-0.63%	$1,146,497	0.49%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of June 30, 2010 and December 31, 2009.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of June 30, 2010, and December 31, 2009 are as follows:

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(1,852,687)	3,369,516	(5,222,203)	—
Short	$4,934,255	(784,669)	5,718,924
	$3,081,568	$2,584,847	$496,721	$—

Forwards
Long	$—	—	—	—
Short	$—	—	—	—
	$—	$—	$—	$—

June 30, 2010	$3,081,568	$2,584,847	$496,721	$—

Net unrealized profit (loss) on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,630,401	2,630,401	—	—
Short	$(1,483,904)	(1,483,904)	—	—
	$1,146,497	$1,146,497	$—	$—

Forwards
Long	$—	—	—	—
Short	$—	—	—	—
	$—	$—	$—	$—

December 31, 2009	$1,146,497	$1,146,497	$—	$—

The Fund’s volume of trading forward and futures as of the period and year ended June 30, 2010 and December 31, 2009, respectively, are representative of the activity throughout these periods.

There were no significant transfers to or from Level I or II during the quarter and period ended June 30, 2010.

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

The following table indicates the trading gains and losses, by commodity industry sector on derivative instruments for each of the three month and six month periods ended June 30, 2010 and 2009:

	For the three months ended	For the six months ended
	June 30, 2010	June 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(2,675,089)	$(2,634,062)
Currencies	(4,525,290)	1,980,610
Energy	(10,196,949)	(4,528,564)
Interest rates	16,540,115	22,344,603
Metals	2,070,554	2,297,046
Stock indices	(8,313,051)	(8,290,436)

Total	$(7,099,710)	$11,169,197

	For the three months ended	For the six months ended
	June 30, 2009	June 30, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$2,623,275	$392,283
Currencies	5,593,632	4,416,757
Energy	(4,016,377)	(1,267,747)
Interest rates	(2,247,233)	(5,486,570)
Metals	(1,629,932)	(2,125,233)
Stock indices	769,227	(241,499)

Total	$1,092,592	$(4,312,009)

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

5.               RECENT ACCOUNTING PRONOUNCEMENTS

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

6.               SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors throughout the period is a useful performance measure for the investors of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2009	$1.3808	$1.3886	$1.3368	$1.3365	$1.3550	$1.3301
2010	$1.0816	$1.0975	$1.2139	$1.2405	$1.1682	$1.1659

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2009	$1.3165	$1.3228	$1.2724	$1.2710	$1.2876	$1.2629
2010	$1.0209	$1.0351	$1.1439	$1.1680	$1.0990	$1.0959

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2009	$1.2296	$1.2380	$1.1935	$1.1946	$1.2127	$1.1919
2010	$0.8612	$0.8749	$0.9689	$0.9914	$0.9348	$0.9341

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2009	$1.3678	$1.3760	$1.3246	$1.3247	$1.3435	$1.3193
2010	$1.0754	$1.0915	$1.2077	$1.2346	$1.1631	$1.1612

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June
2009	$1.6591	$1.6705	$1.6103	$1.6119	$1.6363	$1.6082
2010	$1.3193	$1.3403	$1.4843	$1.5188	$1.4321	$1.4310

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June
2009	$1.7163	$1.7296	$1.6688	$1.6719	$1.6986	$1.6709
2010	$1.3787	$1.4019	$1.5538	$1.5912	$1.5016	$1.5017

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

For the six months ended June 30, 2010, Fund capital increased 3.73% from $235,900,686 to $244,689,230.  This increase was attributable to the net gain from operations of $7,788,294, coupled with the redemption of 16,339,276 Redeemable Units resulting in an outflow of $23,356,786.  The cash outflow was offset with cash inflow of $24,357,036 due to subscription of 18,217,806 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations and Statements of Changes in Members’ Capital.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination: United States — 2007.

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

The energy sector posted profits to the Fund. Purchases of crude oil, gasoline, heating oil and gas oil all lost money after prices fell due to less favorable economic outlooks. Therefore, losses were posted to the Fund at the beginning of the quarter. Most energy market prices turned mid-February, so losses were felt on short positions in crude oil, gas oil and gasoline. Natural gas prices did however continue falling so short positions earned good results but not enough to offset losses being posted to the Fund in the middle of the quarter. Significantly lower electricity prices were seen in March and, associated with this, a decline in gas prices. On the opposite side, prices of crude oil and its derivatives in fact rose resulting in profits being posted to the Fund at the end of the quarter.

The metals sector posted profits to the Fund.  Various metal prices depreciated in January which led to losses on long positions in copper, aluminum and silver resulting in losses being posted to the Fund. Gold purchases were profitable but not enough to offset losses being posted to the Fund in the middle of the quarter. The commodity markets experienced a variety of different trends with base metals prices increasing resulting in profits. The quarter ended with profits being posted to the Fund

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Long positions in corn performed disappointingly due to corn prices collapsing after it became known that the United States corn harvest in 2009 was higher than expected. These losses were partially compensated through gains earned with soybeans and wheat sales. With sugar prices continuing their rise in January, long positions were profitable. The increase in sugar prices came to an end in early February and existing long positions suffered. Short positions in soybeans also yielded a loss resulting in losses being posted to the Fund in the middle of the quarter. The commodity markets experienced a variety of different trends. Also, base metals and cattle prices increased, while the grain markets weakened. Through this mixture of trends and their diversifying character, the agriculture sector posted profits to the Fund at the end of the quarter.

Stock indices posted profits to the Fund.  The stock markets continued their way upwards during the beginning of 2010. The enthusiasm did waver after President Obama announced that banks’ abilities to take on risk would be restricted. A sizable correction followed, so profits already earned in several indices evaporated. The losses suffered were especially felt in Australia, South Korea, Hong Kong and Canada. The sector closed with losses being posted to the Fund in January. During the beginning of February the stock markets fell further, but then recovered and stabilized. Small losses were posted to the Fund with positions in the Australian, Swedish and Turkish indices. On the contrary, sales in the Italian index produced a small profit. In general there seemed to be a lack of clear trends in this sector which resulted in losses being posted to the Fund in the middle of the quarter. The returning confidence in a recovering global economy was accompanied by gently rising equity markets and a falling expected volatility. Profits were posted to the Fund through purchases in particular in the United States, Canada, Mexico, Japan, Thailand, Malaysia, Sweden, Hungary, Switzerland, United Kingdom, Germany and several European sector indices. Also, selling positions in the volatility index generated gains. The quarter ended with profits being posted to the Fund.

April 1, 2010 through June 30, 2010

The Fund experienced a net trading loss of $7,099,710 before commissions and related fees in the second quarter of 2010. The Fund’s profits were primarily attributable to the interest rate and metals sectors posting profits. The agriculture, currency, stock indices and energy sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as the unrest during the second half of April led to a flight to quality. The major trends in March continued in April: strong equities, a weak U.S dollar and euro and strong metals and liquid energy products. In the second half of April these trends were interrupted in response to major events. The events were the closing of European airports due to the volcano ash problems, the indictment against Goldman Sachs by the Securities and Exchange Commission and when Standard & Poor downgraded Greece and Portugal. Purchases of European and American government bonds offered protection against the sharp price fluctuations. Buys of Japanese and Korean state debt paper even generated profits. The money market interest rates showed a more variable picture with mixed results. During the extreme events in the first week of May, purchases of safe government bonds offered traditional protection as profits were posted to the Fund in the middle of the quarter. These positions not only provided a profit in the first week of May but also contributed through the month. The pessimistic mood in Europe was accompanied by a flight to government bonds, particularly non-

euro-denominated. Positions anticipating this development benefitted from the rising prices of British, American, Mexican, Japanese and Australian paper resulting in profits being posted to the Fund at the end of the quarter.

The metals sector posted profits to the Fund. The prices of base metals did not show any recovery after the major events in April which posted losses for the Fund but were offset by existing long positions in precious metals resulting in profits being posted to the Fund at the beginning of the quarter. The month of May began with a very difficult first week, which ultimately determined the month-end result.  Concerns continued in April about the euro spilled over to the commodity markets in the beginning of May. The fear was that the instability in Europe would on a larger scale be harmful to economic growth. Purchases of gold and silver provided similar protection as bonds, protection against the sharp price fluctuations resulting in profits being posted to the Fund in middle of the quarter. Precious metals continued to appreciate in June resulting in profits being posted to the Fund at the end of the quarter.

The agriculture sector posted losses to the Fund. Sales in sugar and purchases in soybeans posted profits to the Fund which were offset by losses in short positions in corn and wheat resulting in losses posted to the Fund at the beginning of the quarter.  Losses were posted to the Fund in the middle of the quarter due to long positions in soybeans. The only true excitement in June was found in the coffee market. Reports regarding smaller than expected supplies drove prices up in two weeks time. This was unfavorable for a short position in Robusta coffee, but this loss was more than offset by gains on long positions in the Arabica flavor. Very nice trends were also seen in a few very small commodity markets, such as United States rice, European rapeseed and South African maize. These were profited from to the extent that the size of these markets allowed. Unfortunately the larger commodity markets offered fewer opportunities resulting in losses being posted to the Fund at the end of the quarter. Cotton prices fell immediately after new highs had been reached.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter due to purchases of the Philippine peso and the Malaysian ringgit contributed to the result. In South America, a firm Brazilian real together with purchases in the Mexican peso also contributed to profits being posted to the Fund. Long positions in Turkish lira, Russian ruble and the Australian and New Zealand dollar also added to the overall positive result. Losses were posted to the Fund in the middle of the quarter. The carry trades were under the most pressure during the events in the first part of the month of May.  In the final weeks of May, purchases of the Brazilian real and Turkish lira and sales of Swiss francs contributing to limiting the losses posted to the Fund in the middle of the quarter. There were no major gains or losses recorded in any position during the month of June. For various reasons the trading programs did not or hardly participate in the rise of the Swiss franc against other European currencies, but they did participate in the British pound. In the other currency pairs, the outcome was exactly what a trend following strategy pursues in a sideways environment: a limited number of positions with a slight loss resulting in losses being posted to the Fund at the end of the quarter.

The stock indices posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The major events in the second half of April, the closing of European airports due to the volcano ash problems, the indictment against Goldman Sachs by the Securities and Exchange Commission and again, ten days later when Standard & Poor downgraded Greece and Portugal were strongly felt in the stock markets. Many equity indices, especially European, did not recover from these shocks and purchases generated losses to the Fund. Indices that showed more resistance, like Sweden, Turkey, Malaysia and Singapore, were able to remain profitable. The markets in the United States, especially in the small and midcap indices, showed the highest resilience. However, the profits could not fully offset the losses posted to the Fund in April.  Purchases of mostly non-euro equity markets suffered harshly in the first week of May. In the second half of the month, a small portion of that loss was made up with more balanced positions but not enough to offset losses resulting in losses being posted to the Fund in the middle of the quarter. The limited positions held in the equity markets in June were the most affected by the varying moods. When optimism in Southeast Asia emerged, losses were suffered on short positions in Hong Kong and Singapore. When this optimism did not push onwards, carefully built up long positions in Europe were also hurt. In the last days of June, small profits on American short positions could not prevent the losses posted to the Fund at the end of the quarter.

The energy sector posted losses to the Fund. Purchases in liquid energy products and emission rights resulted in profits posted to the Fund at the beginning of the quarter. Due to the declining prices in the energy markets, which started in the beginning of May, purchases of crude oil, heating oil and gasoline provided the biggest contribution to the negative outcome of this sector resulting in losses posted to the Fund in the middle of the quarter. The downward trends in the oil markets, initialized in May, did not continue in June resulting in losses being posted to the Fund.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2010 and 2009 the Fund’s average Month-end Net Asset Value was $241,770,462 and $221,317,748 respectively.

June 30, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	2,204,722	0.91%	3,644,533	1,184,779
Currencies	7,273,969	3.01%	12,294,354	3,996,697
Energy	8,316,525	3.44%	13,186,378	4,060,278
Interest Rates	3,528,401	1.46%	7,542,633	939,365
Metals	1,398,324	0.58%	3,008,013	364,706
Stock Indices	2,936,046	1.21%	4,603,316	1,454,327

Total	25,657,987	10.61%	44,279,227	12,000,152

June 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$589,102	0.27%	$1,936,252	$176,741
Currencies	501,562	0.23%	1,112,839	98,339
Energy	761,212	0.34%	1,310,961	147,133
Interest Rates	15,363,422	6.94%	18,757,370	9,699,195
Metals	39,217	0.02%	82,763	4,430
Stock Indices	695,206	0.31%	1,574,200	54,488

TOTAL	$17,949,721	8.11%	$24,774,385	$10,180,326

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

The following were the primary trading risk exposures of the Fund as of June 30, 2010, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2010. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2010.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Manager of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Manager’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$48,749	42,613	$1.1440
Feb-10	119,923	110,876	1.0816
Mar-10	65,325	59,521	1.0975
Apr-10	68,247	56,221	1.2139
May-10	210,735	169,879	1.2405
Jun-10	367,568	314,645	1.1682
Jul-10	97,835	83,914	1.1659

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$343,994	318,307	$1.0807
Feb-10	102,999	100,890	1.0209
Mar-10	572,145	552,744	1.0351
Apr-10	358,997	313,836	1.1439
May-10	1,087,992	931,500	1.1680
Jun-10	265,855	241,906	1.0990
Jul-10	483,993	441,640	1.0959

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$0.9097
Feb-10	—	—	0.8612
Mar-10	—	—	0.8749
Apr-10	—	—	0.9689
May-10	—	—	0.9914
Jun-10	—	—	0.9348
Jul-10	—	—	0.9341

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.1369
Feb-10	9,999	9,298	1.0754
Mar-10	—	—	1.0915
Apr-10	90,544	74,972	1.2077
May-10	—	—	1.2346
Jun-10	79,998	68,780	1.1631
Jul-10	40,000	34,447	1.1612

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$8,164,872	5,858,835	$1.3936
Feb-10	5,399,875	4,092,985	1.3193
Mar-10	468,128	349,271	1.3403
Apr-10	—	—	1.4843
May-10	—	—	1.5188
Jun-10	6,014,301	4,199,637	1.4321
Jul-10	173,268	121,082	1.4310

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.4551
Feb-10	116,743	84,676	1.3787
Mar-10	—	—	1.4019
Apr-10	—	—	1.5538
May-10	—	—	1.5912
Jun-10	400,047	266,414	1.5016
Jul-10	—	—	1.5017

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 13, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)