Form 10-Q
period 2010-09-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2010-11-12
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, 163,232,486 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2010 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31 ,
	2010	2009
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $36,533,516 for 2010 and $25,737,325 for 2009)	$231,512,149	$236,868,172
Net unrealized profit on open futures contracts	14,838,591	2,439,651
Cash and cash equivalents	250,000	34,980
Other assets	66,750	22,826

TOTAL ASSETS	$246,667,490	$239,365,629

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Brokerage commissions payable	$—	$68,556
Sponsor and Advisory fees payable	411,571	381,285
Redemptions payable	2,548,725	1,523,104
Net unrealized loss on open futures contracts	673,830	1,293,154
Other liabilities	215,063	198,844

Total liabilities	3,849,189	3,464,943

MEMBERS’ CAPITAL:
Members’ Interest (163,232,486 Units and 171,805,932 Units outstanding; unlimited Units authorized)	242,818,301	235,900,686
Total members’ capital	242,818,301	235,900,686

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$246,667,490	$239,365,629

NET ASSET VALUE PER UNIT:

Class A	$1.2333	$1.1440
Class C	$1.1563	$1.0807
Class D	$0.9918	$0.9097
Class I	$1.2294	$1.1369
Class DS	$1.5194	$1.3936
Class DT	$1.5984	$1.4551

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
TRADING PROFIT (LOSS):

Realized, net	$4,698,097	$(13,717,236)	$13,932,223	$(13,184,564)
Change in unrealized, net	11,083,193	3,776,785	13,018,264	(1,067,896)
Brokerage commissions	(307,648)	(330,300)	(1,052,960)	(821,592)

Total trading profit (loss)	15,473,642	(10,270,751)	25,897,527	(15,074,052)

INVESTMENT INCOME:
Interest	(1,279)	(111)	(3,243)	21,114

EXPENSES:
Management fee	1,085,465	1,018,187	3,249,485	2,855,143
Sponsor fee	118,484	125,080	337,248	334,232
Performance fee	—	—	—	326
Other	164,613	145,177	415,456	394,484
Total expenses	1,368,562	1,288,444	4,002,189	3,584,185

NET INVESTMENT LOSS	(1,369,841)	(1,288,555)	(4,005,432)	(3,563,071)

NET INCOME (LOSS)	$14,103,801	$(11,559,306)	$21,892,095	$(18,637,123)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	2,952,981	2,096,674	2,617,020	1,611,171
Class C	14,738,931	14,506,578	14,377,816	12,738,648
Class D	2,000,000	652,610	2,000,000	870,147
Class I	591,677	1,426,887	528,380	841,165
Class DS	115,200,170	93,753,406	115,658,914	81,547,491
Class DT	32,637,693	43,746,729	38,342,360	47,021,748

Net income (loss) per weighted average Unit
Class A	$0.0698	$(0.0678)	$0.0927	$(0.1298)
Class C	$0.0614	$(0.0663)	$0.0735	$(0.1289)
Class D	$0.0577	$(0.0507)	$0.0821	$(0.0820)
Class I	$0.0688	$(0.0649)	$0.0835	$(0.1378)
Class DS	$0.0877	$(0.0751)	$0.1329	$(0.1367)
Class DT	$0.0837	$(0.0753)	$0.1309	$(0.1165)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2010 and 2009

(unaudited) (in Units)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Members’ Capital September 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital September 30, 2010
Class A	937,456	1,280,352	(83,741)	2,134,067	2,271,823	1,053,349	(336,393)	2,988,779
Class C	10,398,395	6,196,513	(2,009,655)	14,585,253	14,482,763	3,588,340	(3,278,295)	14,792,808
Class D	978,915	—	(978,915)	—	2,000,000	—	—	2,000,000
Class I	780,147	1,319,301	(657,858)	1,441,590	502,000	204,305	(114,693)	591,612
Class DS	67,285,671	29,554,355	—	96,840,026	109,221,404	14,884,402	(9,825,816)	114,279,990
Class DT	51,421,530	—	(7,775,757)	43,645,773	43,327,942	351,090	(15,099,735)	28,579,297

Total Members’ Units	131,802,114	38,350,521	(11,505,926)	158,646,709	171,805,932	20,081,486	(28,654,932)	163,232,486

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2010 and 2009

(unaudited)

	Members’ Capital December 31, 2008	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2009	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2010
Class A	$1,297,666	$1,712,003	$(106,754)	$(209,125)	$2,693,790	$2,598,931	$1,227,977	$(383,479)	$242,500	$3,685,929
Class C	13,734,797	7,881,411	(2,538,190)	(1,642,124)	17,435,894	15,651,574	3,965,653	(3,568,622)	1,056,632	17,105,237
Class D	1,205,010	—	(1,133,727)	(71,283)	—	1,819,381	—	—	164,192	1,983,573
Class I	1,069,315	1,748,507	(895,249)	(115,886)	1,806,687	570,784	240,540	(128,109)	44,140	727,355
Class DS	111,764,376	47,738,039	—	(11,148,314)	148,354,101	152,211,382	20,606,244	(14,550,080)	15,366,450	173,633,996
Class DT	88,263,960	—	(13,171,927)	(5,450,391)	69,641,642	63,048,634	516,790	(22,901,394)	5,018,181	45,682,211

Total Members’ Capital	$217,335,124	$59,079,960	$(17,845,847)	$(18,637,123)	$239,932,114	$235,900,686	$26,557,204	$(41,531,684)	$21,892,095	$242,818,301

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1659	$1.0959	$0.9341	$1.1612	$1.4310	$1.5017

Net Realized and net change in unrealized trading profit (loss)	0.0801	0.0752	0.0643	0.0798	0.0986	0.1036
Brokerage commissions	(0.0015)	(0.0014)	(0.0012)	(0.0015)	(0.0019)	(0.0020)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0112)	(0.0134)	(0.0054)	(0.0101)	(0.0083)	(0.0049)

Net asset value, end of period	$1.2333	$1.1563	$0.9918	$1.2294	$1.5194	$1.5984

Total Return: (a)

Total return before Performance fees	5.77%	5.51%	6.17%	5.88%	6.17%	6.44%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	5.77%	5.51%	6.17%	5.88%	6.17%	6.44%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.95%	1.21%	0.57%	0.85%	0.57%	0.32%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.95%	1.21%	0.57%	0.85%	0.57%	0.32%

Net investment income (loss)	-0.95%	-1.21%	-0.58%	-0.85%	-0.58%	-0.32%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1440	$1.0807	$0.9097	$1.1369	$1.3936	$1.4551

Net Realized and net change in unrealized trading profit (loss)	0.1271	0.1196	0.1018	0.1266	0.1560	0.1636
Brokerage commissions	(0.0050)	(0.0047)	(0.0040)	(0.0050)	(0.0062)	(0.0064)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0328)	(0.0393)	(0.0157)	(0.0291)	(0.0240)	(0.0139)

Net asset value, end of period	$1.2333	$1.1563	$0.9918	$1.2294	$1.5194	$1.5984

Total Return: (a)

Total return before Performance fees	7.80%	7.00%	9.02%	8.13%	9.02%	9.85%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	7.80%	7.00%	9.02%	8.13%	9.02%	9.85%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	2.81%	3.57%	1.68%	2.51%	1.68%	0.93%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.81%	3.57%	1.68%	2.51%	1.68%	0.93%

Net investment income (loss)	-2.81%	-3.57%	-1.68%	-2.51%	-1.68%	-0.93%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)

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

Total Return: (a)

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

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (unaudited)

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

Total Return: (a)

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

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

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

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2010 and the results of its operations for the three and nine months ended September 30, 2010 and 2009.  However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2009. Certain prior period items have been reclassified to conform to the current period presentation.

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

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2010 and December 31, 2009, are as follows:

September 30, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates
Agriculture	957	$303,553	0.13%	(89)	$30,507	0.01%	$334,060	0.14%	October 2010 - December 2011
Currencies	1,632	2,405,686	0.99%	(1,109)	1,849,987	0.76%	4,255,673	1.75%	December 2010
Energy	140	372,206	0.15%	(1,093)	4,036,920	1.66%	4,409,126	1.81%	October 2010 - March 2011
Interest rates	4,449	1,785,047	0.74%	(1,764)	(122,139)	-0.05%	1,662,908	0.69%	October 2010 - December 2013
Metals	896	5,558,419	2.29%	(292)	(2,576,900)	-1.06%	2,981,519	1.23%	October 2010 - August 2011
Stock indices	3,885	524,119	0.22%	(167)	(2,644)	0.00%	521,475	0.22%	October 2010 - February 2011

Total		$10,949,030	4.52%		$3,215,731	1.32%	$14,164,761	5.84%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	675	$512,058	0.22%	(292)	$(132,212)	-0.06%	$379,846	0.16%	February 10 - December 10
Currencies	1,308	(670,422)	-0.28%	(854)	1,521,277	0.64%	850,855	0.36%	April 10
Energy	494	(135,491)	-0.06%	(67)	(277,177)	-0.12%	(412,668)	-0.18%	February 10 - December 10
Interest rates	4,183	(1,938,988)	-0.82%	(1,837)	429,159	0.18%	(1,509,829)	-0.64%	March 10 - December 12
Metals	759	3,324,393	1.41%	(376)	(3,024,951)	-1.28%	299,442	0.13%	January 10 - April 10
Stock indices	2,214	1,538,851	0.65%	—	—	0.00%	1,538,851	0.65%	January 10 - March 10

Total		$2,630,401	1.12%		$(1,483,904)	-0.63%	$1,146,497	0.49%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of September 30, 2010 and December 31, 2009.

3.  FAIR VALUE OF INVESTMENTS

The Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) which provides authoritative guidance on fair value measurement. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included in Equity in a commodity trading account.  Any change in net unrealized gain or loss from the preceding period is reported in the Statements of Operations.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where it trades such investments.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used by the Fund as inputs into its process for determining fair values.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of September 30, 2010, and December 31, 2009 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$10,949,030	7,985,247	2,963,783	—
Short	$3,215,731	5,792,631	(2,576,900)
	$14,164,761	$13,777,878	$386,883	$—

Forwards
Long	$—	—	—	—
Short	$—	—	—	—
	$—	$—	$—	$—

September 30, 2010	$14,164,761	$13,777,878	$386,883	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,630,401	2,630,401	—	—
Short	$(1,483,904)	(1,483,904)	—	—
	$1,146,497	$1,146,497	$—	$—

Forwards
Long	$—	—	—	—
Short	$—	—	—	—
	$—	$—	$—	$—

December 31, 2009	$1,146,497	$1,146,497	$—	$—

The Fund’s volume of trading futures as of the period and year ended September 30, 2010 and December 31, 2009, respectively, are representative of the activity throughout these periods.

There were no significant transfers to or from Level I or II during the quarter and period ended September 30, 2010.

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

The following table indicates the trading gains and losses, by commodity industry sector on derivative instruments for each of the three month and nine month periods ended September 30, 2010 and 2009:

	For the three months ended	For the nine months ended
	September 30, 2010	September 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$581,350	$(2,052,713)
Currencies	1,870,215	3,850,820
Energy	4,354,638	(173,926)
Interest rates	7,507,794	29,852,409
Metals	2,883,288	5,180,328
Stock indices	(1,415,995)	(9,706,431)

Total	$15,781,290	$26,950,487

	For the three months ended	For the nine months ended
	September 30, 2009	September 30, 2009
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$442,145	$834,427
Currencies	437,657	4,854,415
Energy	(11,213,936)	(12,481,683)
Interest rates	(4,306,334)	(9,792,904)
Metals	422,454	(1,702,780)
Stock indices	4,277,563	4,036,065

Total	$(9,940,451)	$(14,252,460)

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable and included in Equity in commodity trading accounts in the Statements of Financial Condition.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued brokerage commissions, sponsor’s, management and performance fees, and any operating costs and other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2009	$1.3808	$1.3886	$1.3368	$1.3365	$1.3550	$1.3301	$1.2825	$1.2892	$1.2623
2010	$1.0816	$1.0975	$1.2139	$1.2405	$1.1682	$1.1659	$1.1497	$1.1940	$1.2333

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2009	$1.3165	$1.3228	$1.2724	$1.2710	$1.2876	$1.2629	$1.2166	$1.2219	$1.1954
2010	$1.0209	$1.0351	$1.1439	$1.1680	$1.0990	$1.0959	$1.0798	$1.1205	$1.1563

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2009	$1.2296	$1.2380	$1.1935	$1.1946	$1.2127	$1.1919	$1.1507	$1.1581	$1.0000
2010	$0.8612	$0.8749	$0.9689	$0.9914	$0.9348	$0.9341	$0.9223	$0.9590	$0.9918

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2009	$1.3678	$1.3760	$1.3246	$1.3247	$1.3435	$1.3193	$1.2725	$1.2795	$1.2533
2010	$1.0754	$1.0915	$1.2077	$1.2346	$1.1631	$1.1612	$1.1454	$1.1899	$1.2294

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2009	$1.6591	$1.6705	$1.6103	$1.6119	$1.6363	$1.6082	$1.5526	$1.5626	$1.5320
2010	$1.3193	$1.3403	$1.4843	$1.5188	$1.4321	$1.4310	$1.4129	$1.4692	$1.5194

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2009	$1.7163	$1.7296	$1.6688	$1.6719	$1.6986	$1.6709	$1.6144	$1.6262	$1.5956
2010	$1.3787	$1.4019	$1.5538	$1.5912	$1.5016	$1.5017	$1.4839	$1.5443	$1.5984

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (restricted cash) and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2010 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2010, Fund capital increased 2.93% from $235,900,686 to $242,818,301.  This increase was attributable to the net gain from operations of $21,892,095, coupled with the redemption of 28,654,932 Redeemable Units resulting in an outflow of $41,531,684.  The cash outflow was offset with cash inflow of $26,557,204 due to subscription of 20,081,486 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Gains or losses are realized when contracts are liquidated.  Unrealized gains or losses on open contracts are included as a component of equity in a commodity trading account on the Statements of Financial Condition.  Realized gains or losses and any change in net unrealized gains or losses from the preceding period are reported in the Statements of Operations.

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

Futures Contracts

The Fund trades futures contracts.  A futures contract is a firm commitment to buy or sell a specified quantity of investments, currency or a standardized amount of a deliverable grade commodity, at a specified price on a specified future date, unless the contract is closed before the delivery date or if the delivery quantity is something where physical delivery cannot occur (such as S&P 500 Index), whereby such contract is settled in cash.  Payments (“variation margin”) may be made or received by the Fund each business day, depending on the daily fluctuations in the value of the underlying contracts, and are recorded as unrealized gains or losses by the Fund.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized gain or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized gains (losses) and changes in unrealized gains (losses) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as the unrest during the second half of April led to a flight to quality. The major trends in March continued in April: strong equities, a weak U.S dollar and euro and strong metals and liquid energy products. In the second half of April these trends were interrupted in response to major events. The events were the closing of European airports due to the volcano ash problems, the indictment against Goldman Sachs by the Securities and Exchange Commission and when Standard & Poor downgraded Greece and Portugal. Purchases of European and American government bonds offered protection against the sharp price fluctuations. Buys of Japanese and Korean state debt paper even generated profits. The money market interest rates showed a more variable picture with mixed results. During the extreme events in the first week of May, purchases of safe government bonds offered traditional protection as profits were posted to the Fund in the middle of the quarter. These positions not only provided a profit in the first week of May but also contributed through the month. The pessimistic mood in Europe was accompanied by a flight to government bonds, particularly non-euro-denominated. Positions anticipating this development benefitted from the rising prices of

British, American, Mexican, Japanese and Australian paper resulting in profits being posted to the Fund at the end of the quarter.

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

July 1, 2010 through September 30, 2010

The Fund experienced a net trading profit of $15,781,290 before commissions and related fees in the third quarter of 2010. The Fund’s profits were primarily attributable to the interest rate, energy, metals, currencies and agriculture sectors posting profits. The stock indices sector posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter; July followed as in June, the best trends were found in the interest rate markets. Profits were earned from the rise in prices of U.S. and Mexican interest rate instruments. Profits continued to be posted to the Fund in the middle of the quarter. In August, fears of a “double dip” gave a new impetus to the four months already continuous rise in the bond markets. Especially in Europe, South Korea and New Zealand significant profits were earned. Losses were posted to the Fund at the end of the quarter. Losses within the interest rate sector were further limited due to the South Korean bonds being insensitive to the turnarounds seen elsewhere. Gains earned with various rate spreads offered some compensation but not enough to offset losses.

The energy sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter due to trends in gasoil (upward) and natural gas (downward) were picked up, which resulted in losses when these trends did not continue their course. Positions in carbon emissions also suffered as the rising trend, started in June, reversed. Profits were posted to the Fund in the middle of the quarter as the decreasing natural gas prices continued throughout August. The profits resulting from these trends largely offset the losses incurred in the long positions built up in liquid fuels. Profits were posted to the Fund at the end of the quarter due to falling trends in natural gas.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter due to volatility in the market. Profits were posted to the Fund in the middle through the end of the quarter. Profits were posted to the Fund in September due to the upward trending metal prices and a weakening U.S. dollar. This is also marked by the trading program as a concentrated risk. In other words, in determining the sizes of positions, the trading program takes into account that the rise of gold prices coincides with the end of the fall of the U.S. dollar.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Profits were earned from the strength of the Australian and New Zealand dollars, the South African rand and the Colombian peso against the U.S. dollar. These profits were not enough to offset losses being posted to the Fund from long positions in Central and South American currencies against the euro. Losses continued to be posted to the Fund in the middle of the quarter. The trading program reasonably benefitted from the strength of a number of Asian and South American currencies. However, losses from the Mexican peso plus a multitude of limited losses in other currencies resulted in losses being posted to the Fund. The currency markets were completely dominated by one theme in September, the weakening U.S. dollar which profited from positions in the currencies of emerging and commodity-rich economies. The downturn of the U.S. dollar in relation to the Chinese renminbi still occurred unexpectedly so some losses were suffered here. Interventions by the Bank of Japan had a too isolated and too short lived effect to have a significant impact resulting in profits being posted to the Fund at the end of the quarter.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter as the most significant price movement was found in the grain markets. In Europe and the U.S., wheat prices rose by more than 25%. However, since wheat closed especially weak in June, the Fund’s trend following trading program started the month with large short positions, which were closed in the first half of July with a loss. In the second half of the month, profits were then earned with the rising grain prices which were not enough to offset the losses. Profits were posted to the Fund in the middle of the quarter as cotton prices rose due to severe flooding in several cotton producing countries. In September, profit generating rising trends in sugar, cotton, corn and sunflower seed resulted in profits being posted to the Fund.

The stock indices posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. In July, the global equity markets were sluggish and the trading program limited the losses being posted to the Fund. This was mainly due to the carefully rising trends in the stock indices of emerging economies such as Turkey, South Korea, Malaysia, India, Thailand, Taiwan and Brazil. Limited exposures in Europe and the U.S., in both long and short positions resulted in losses being posted to the Fund. Losses continued to be posted to the Fund in the middle of the quarter. In August, the convinced anticipation of rising stock markets was not a success. Only a select number of markets in Southeast Asia (Malaysia and Thailand) were immune to the “double dip”.  In September, it was not coincidental that the downturn in interest rate markets were paired with an upturn in the stock markets. This was immediately taken advantage of in a number of stock market indices which were already up trending, mainly in the South East Asian region. Profits were also earned with these rising stock markets of Canada and the United States. The quarter ended with profits being posted to the Fund.

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

July 1, 2009 to September 30, 2009

The Fund experienced a net trading loss of $ 9,940,451 before brokerage commissions and related fees in the third quarter of 2009.  The Fund posted overall losses primarily attributable to the Fund’s stock indices, metals, agriculture and currencies sectors posed gains while the interest rates and energy sectors posted losses.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2010 and 2009 the Fund’s average Month-end Net Asset Value was $239,960,390 and $226,231,468 respectively.

September 30, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	1,803,312	0.75%	3,644,533	778,695
Currencies	7,467,721	3.11%	12,294,354	3,996,697
Energy	7,712,158	3.21%	13,186,378	4,060,278
Interest Rates	3,819,487	1.59%	7,542,633	939,365
Metals	1,910,846	0.80%	3,722,391	364,706
Stock Indices	2,285,061	0.95%	4,603,316	765,150

Total	24,998,585	10.41%	44,993,605	10,904,891

September 30, 2009

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$535,966	0.24%	$1,936,252	$176,741
Currencies	518,409	0.23%	1,112,839	98,339
Energy	581,759	0.26%	1,310,961	64,169
Interest Rates	17,439,041	7.71%	23,788,243	9,699,195
Metals	146,906	0.06%	401,508	4,430
Stock Indices	899,322	0.40%	1,848,502	54,488

TOTAL	$20,121,403	8.90%	$30,398,305	$10,097,362

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

The following were the primary trading risk exposures of the Fund as of September 30, 2010, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2010. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2010.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$48,749	42,613	$1.1440
Feb-10	119,923	110,876	1.0816
Mar-10	65,325	59,521	1.0975
Apr-10	68,247	56,221	1.2139
May-10	210,735	169,879	1.2405
Jun-10	367,568	314,645	1.1682
Jul-10	97,835	83,914	1.1659
Aug-10	205,720	178,934	1.1497
Sep-10	43,875	36,746	1.1940
Oct-10	243,749	197,640	1.2333

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$343,994	318,307	$1.0807
Feb-10	102,999	100,890	1.0209
Mar-10	572,145	552,744	1.0351
Apr-10	358,997	313,836	1.1439
May-10	1,087,992	931,500	1.1680
Jun-10	265,855	241,906	1.0990
Jul-10	483,993	441,640	1.0959
Aug-10	548,794	508,237	1.0798
Sep-10	200,884	179,280	1.1205
Oct-10	295,997	255,986	1.1563

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$0.9097
Feb-10	—	—	0.8612
Mar-10	—	—	0.8749
Apr-10	—	—	0.9689
May-10	—	—	0.9914
Jun-10	—	—	0.9348
Jul-10	—	—	0.9341
Aug-10	—	—	0.9223
Sep-10	—	—	0.9590
Oct-10	—	—	0.9918

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.1369
Feb-10	9,999	9,298	1.0754
Mar-10	—	—	1.0915
Apr-10	90,544	74,972	1.2077
May-10	—	—	1.2346
Jun-10	79,998	68,780	1.1631
Jul-10	40,000	34,447	1.1612
Aug-10	—	—	1.1454
Sep-10	19,999	16,808	1.1899
Oct-10	349,999	284,691	1.2294

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$8,164,872	5,858,835	$1.3936
Feb-10	5,399,875	4,092,985	1.3193
Mar-10	468,128	349,271	1.3403
Apr-10	—	—	1.4843
May-10	—	—	1.5188
Jun-10	6,014,301	4,199,637	1.4321
Jul-10	173,268	121,082	1.4310
Aug-10	—	—	1.4129
Sep-10	385,800	262,592	1.4692
Oct-10	—	—	1.5194

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.4551
Feb-10	116,743	84,676	1.3787
Mar-10	—	—	1.4019
Apr-10	—	—	1.5538
May-10	—	—	1.5912
Jun-10	400,047	266,414	1.5016
Jul-10	—	—	1.5017
Aug-10	—	—	1.4839
Sep-10	—	—	1.5443
Oct-10	—	—	1.5984

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

(b)         Not applicable.

(c)          Not applicable.

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 12, 2010	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)