Form 10-K
period 2010-12-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2011-03-15
CIK 1399406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 28, 2011 Units of limited liability company interest with an aggregate Net Asset Value of $261,045,883 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2010 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the year ended December 31, 2010, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

ANNUAL REPORT FOR 2010 ON FORM 10-K

PART I

Item 1:   Business

(a)          General Development of Business:

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”) , a Merrill Lynch FuturesAccess Program (the “Program”) Fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 6 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Transtrend B.V. (“Transtrend”) is the Trading Advisor of the Fund (“Trading Advisor”).

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

The Program is a group of commodity pools sponsored by MLAI (each pool is a “Program Fund” or FuturesAccess Fund” or collectively, “Program Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors. Each Program Fund is generally similar in terms of fees, Classes of Units and redemption rights.  Each of the Program Funds implements a different trading strategy.

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

As of December 31, 2010, the Net Asset Value of the Fund was $255,959,800. As of December 31, 2010, the Net Asset Value per Unit was $1.3296 for Class A, $1.2436 for Class C, $1.0733 for Class D, $1.3268 for Class I, $1.6443 for Class DS and $1.7338 for Class DT.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit  for Class A was $1.3886 (February 28, 2009) and the lowest was $1.0780 (September 30, 2007).  The highest month-end Net Asset Value per Unit for Class C was $1.3228 (February 28, 2009) and the lowest was $0.9228 (August 31, 2007).  The highest month-end Net Asset Value per Unit for Class D was $1.2380 (February 28, 2009) and the lowest was $0.8612 (January 31, 2010).  The highest month-end Net Asset Value per Unit for Class I was $1.3760 (February 28, 2009) and the lowest was $1.0475 (November 30, 2007). The highest month-end Net Asset Value per Unit for Class DS was $1.6705 (February 28, 2009) and the lowest was $1.0532 (April 30, 2007).  The highest month-end Net Asset Value per Unit for Class DT was $1.7338 (December 31, 2010) and the lowest was $1.0950 (August 31, 2007).

(b)          Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)          Narrative Description of Business:

Trading Advisor’s Trading Model

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

The Trading Advisor of the Fund, may exercise discretion in connection with its technical trading program in order to enforce risk parameters, address extraordinary market events or as otherwise determined by the Trading Advisor. Although the Trading Advisor’s trading program is continually evolving, there were no fundamental or material charges to the trading program during the 2010 fiscal year.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2010 fiscal year.

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

CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit on open contracts in the Statements of   Financial Condition, as of December 31, 2010 and 2009 are as follows:

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,833	$2,141,844	0.84%	(103)	$(88,116)	-0.03%	$2,053,728	0.81%	February 11 - February 12
Currencies	1,694	2,107,599	0.82%	(1,210)	2,412,863	0.94%	4,520,462	1.76%	March 11
Energy	657	1,274,637	0.50%	(396)	(1,182,550)	-0.46%	92,087	0.04%	January 11 - November 11
Interest rates	2,190	174,275	0.07%	(1,729)	(474,801)	-0.19%	(300,526)	-0.12%	January 11 - December 13
Metals	667	5,050,247	1.97%	(271)	(2,467,106)	-0.96%	2,583,141	1.01%	January 11 - October 11
Stock indices	2,533	189,573	0.07%	(128)	128,171	0.05%	317,744	0.12%	January 11 - May 11

Total		$10,938,175	4.27%		$(1,671,539)	-0.65%	$9,266,636	3.62%

December 31, 2009

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	675	$512,058	0.22%	(292)	$(132,212)	-0.06%	$379,846	0.16%	February 10 - December 10
Currencies	1,308	(670,422)	-0.28%	(854)	1,521,277	0.64%	850,855	0.36%	April 10
Energy	494	(135,491)	-0.06%	(67)	(277,177)	-0.12%	(412,668)	-0.18%	February 10 - December 10
Interest rates	4,183	(1,938,988)	-0.82%	(1,837)	429,159	0.18%	(1,509,829)	-0.64%	March 10 - December 12
Metals	759	3,324,393	1.41%	(376)	(3,024,951)	-1.28%	299,442	0.13%	January 10 - April 10
Stock indices	2,214	1,538,851	0.65%	—	—	0.00%	1,538,851	0.65%	January 10 - March 10

Total		$2,630,401	1.12%		$(1,483,904)	-0.63%	$1,146,497	0.49%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Members’ Capital as of December 31, 2010 and 2009.

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

Certain of the Fund’s U.S. dollar “Cash Assets” are held by MLPF&S in customer segregated accounts and primarily invested in CFTC-eligible investments (including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds). Cash Assets may also be maintained in “offset accounts” at major U.S. banks, interest bearing savings accounts maintained with major U.S. banks unaffiliated with Merrill Lynch and/or money market investment funds that are managed by third party managers, including affiliates of Merrill Lynch.

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

To the extent that Cash Assets are placed with affiliates of Merrill Lynch, Merrill Lynch indirectly receives certain economic benefits and therefore has a conflict of interest in selecting such third parties. For example, Merrill Lynch may invest in money market funds managed by BlackRock, Inc. or its affiliates (“BlackRock”). Merrill Lynch is a stockholder in BlackRock and, therefore, potentially benefits from its economic interest in BlackRock whenever BlackRock receives compensation for managing Cash Assets invested in money market investment funds managed by BlackRock.

Interest Paid by Merrill Lynch on the Fund’s Non-U.S. Dollar Cash Assets

The Fund will generally earn interest, as described below, on its Cash Assets, which can be generally described as the cash actually held by the Fund, plus its “open trade equity” (unrealized gain and loss marked to market daily on open positions). Cash Assets are held primarily in U.S. dollars, and to a lesser extent in non-U.S. currencies, and comprise the following: (a) the Fund’s cash balances, plus open trade equity on U.S. futures; and (b) the Fund’s cash balances held in non-U.S. currencies as a result of realized profits and losses derived from its trading in non-U.S. dollar-denominated futures and options contracts, plus open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Cash Assets do not include, and the Fund does not earn interest income on, the Funds’ gains or losses on its open forward, commodity option and certain non-U.S. futures positions as such gains and losses are not collected or paid until such positions are closed out.

The Fund’s Cash Assets may be greater than, less than or equal to such FuturesAccess Fund’s Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Funds’ Cash Assets (irrespective of how such Cash Assets are held or invested) at the most favorable rate payable by MLPF&S to accounts of Merrill Lynch affiliates, from time to time, although the actual rate paid to the Fund may be lower. In no event, however, will the rate so paid on such Cash Assets be less than 75% of such prevailing rate. MLPF&S retains the additional economic benefit derived from possession of the Funds’ Cash Assets.

MLPF&S, in the course of acting as commodity broker for the Fund, lends certain currencies to, and borrows certain currencies from, the Fund. In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits. In doing so, MLPF&S follows its standard procedures (as such procedures may change over time) for paying interest on the assets of the commodity pools sponsored by MLAI and other MLPF&S affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2010, 2009 and 2008.

	2010		2009		2008
Charges	Dollar Amount	% of Average Month-End Net Assets (1)	Dollar Amount	% of Average Month-End Net Assets (1)	Dollar Amount	% of Average Month-End Net Assets (1)
Other Expenses	$671,538	0.28%	$572,395	0.25%	$626,258	0.39%
Sponsor fees	471,939	0.19%	453,477	0.20%	255,504	0.16%
Management fees	4,406,382	1.82%	3,904,212	1.70%	2,462,288	1.56%
Performance fees	1,574,502	0.65%	326	0.00%	14,415,123	9.12%
Total	$7,124,361	2.94%	$4,930,410	2.16%	$17,759,173	11.23%

(1) Not annualized

The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S.

The Fund’s average month-end Net Asset Values during 2010, 2009 and 2008 equaled $242,489,189, $229,728,184 and $158,124,764, respectively.

During 2010, the Fund earned $474 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2009, the Fund earned $17,531 in interest income, or approximately 0.01% of the Fund’s average month-end Net Asset Values. During 2008, the Fund earned $2,502,184 in interest income, or approximately 1.58% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions

During 2010, 2009 and 2008 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions were approximately $5.64, $9.58 and $10.37, respectively.

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

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or futures commission merchants (“FCMs”) such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts currently are not subject to regulation by any U.S. government agency.

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

Forward Trading

The Fund will trade in the forward markets, in addition to trading in the future markets.  None of the CFTC, the NFA, futures exchanges or banking authorities currently regulates the forward markets, and accordingly such markets are not subject to the breadth of regulation applicable to the futures markets. The forward markets are over-the-counter, non-exchange traded markets, and in trading in these markets, the Fund will be dependent on the credit standing of the counterparties with which they trade, without the financial support of any clearinghouse system, as well as on the continued operation of the counterparties.  This results in the risk that a counterparty may not settle a transaction with the Fund in accordance with its terms, because the counterparty is either unwilling or unable to do so, for example, because of a credit or liquidity problem affecting the counterparty, potentially resulting in significant loss.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.  Forward markets counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.

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

Regulatory Change Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and option transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting its markets, limiting its trading and/or increasing the taxes to which investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act requires that a substantial portion of over-the-counter derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those over-the-counter derivatives may include over-the-counter foreign exchange forwards and swaps which are traded by the Fund, although the U.S. Treasury has the discretion to exclude foreign exchange forwards and swaps from certain of the new regulatory requirements.  If these forwards and swaps are not so excluded, the Reform Act may require them to be cleared and may subject the Fund, the Trading Advisor, the Sponsor and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply even if forwards and swaps are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which costs are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act, under what is commonly referred to as the “Volcker Rule,” may restrict banking entities or their affiliates, such as MLAI and certain other financial entities, from (i) purchasing units or other ownership interests in, or sponsoring, hedge funds or private equity funds (such as the Fund), with the exception of maintaining a de minimis investment, subject to certain other conditions and/or exceptions, (ii) engaging in proprietary trading and (iii) certain transactions involving conflicts of interest.  The regulations and interpretations with respect to the Reform Act have yet to be issued, and the full import of the Reform Act is not yet clear.  Once such regulations are issued and become effective, MLAI may take certain actions that it determines, in its sole discretion, to be necessary or advisable to comply with the Reform Act.  Such changes may include, but are not limited to, the complete or partial redemption or transfer of any Units held by MLAI and/or the compulsory redemption of U.S. persons from the Fund.  These actions may have a material adverse effect on the Fund and investors.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Brokers and Exchanges

The Fund is subject to the risk of the insolvency of its counterparties (such as broker-dealers, futures commission merchants, exchanges, clearinghouses, banks or other financial institutions, including MLPF&S).  Consequently, losses to the Fund could develop and substantially affect performance if insolvency of any of these counterparties occurs.  The Fund’s assets could be lost or impounded during a counterparty’s bankruptcy or insolvency proceedings and a substantial portion or all of the Fund’s assets may become unavailable to it either permanently or for a matter of years.  Were any such bankruptcy or insolvency to occur or were the threat of such bankruptcy or insolvency here to occur, MLAI might decide to liquidate the Fund or suspend  limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities. In connection with offshore futures and over-the-counter forward trading, there are increased risks in dealing with offshore brokers and unregulated trading counterparties, including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated brokers and dealers.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 10th Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None.

Item 4:   Removed and Reserved

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

(b)           Holders:

As of December 31, 2010, there were 627 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-10	$48,749	42,613	$1.1440
Feb-10	119,923	110,876	1.0816
Mar-10	65,325	59,521	1.0975
Apr-10	68,247	56,221	1.2139
May-10	210,735	169,879	1.2405
Jun-10	367,568	314,645	1.1682
Jul-10	97,835	83,914	1.1659
Aug-10	205,720	178,934	1.1497
Sep-10	43,875	36,746	1.1940
Oct-10	243,749	197,640	1.2333
Nov-10	476,552	369,420	1.2900
Dec-10	124,799	97,606	1.2786
Jan-11	248,623	186,991	1.3296
Feb-11	133,573	100,947	1.3232

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-10	$343,994	318,307	$1.0807
Feb-10	102,999	100,890	1.0209
Mar-10	572,145	552,744	1.0351
Apr-10	358,997	313,836	1.1439
May-10	1,087,992	931,500	1.1680
Jun-10	265,855	241,906	1.0990
Jul-10	483,993	441,640	1.0959
Aug-10	548,794	508,237	1.0798
Sep-10	200,884	179,280	1.1205
Oct-10	295,997	255,986	1.1563
Nov-10	344,582	285,132	1.2085
Dec-10	219,276	183,203	1.1969
Jan-11	534,604	429,884	1.2436
Feb-11	756,992	612,205	1.2365

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$0.9097
Feb-10	—	—	0.8612
Mar-10	—	—	0.8749
Apr-10	—	—	0.9689
May-10	—	—	0.9914
Jun-10	—	—	0.9348
Jul-10	—	—	0.9341
Aug-10	—	—	0.9223
Sep-10	—	—	0.9590
Oct-10	—	—	0.9918
Nov-10	—	—	1.0387
Dec-10	—	—	1.0308
Jan-11	—	—	1.0733
Feb-11	—	—	1.0694

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.1369
Feb-10	9,999	9,298	1.0754
Mar-10	—	—	1.0915
Apr-10	90,544	74,972	1.2077
May-10	—	—	1.2346
Jun-10	79,998	68,780	1.1631
Jul-10	40,000	34,447	1.1612
Aug-10	—	—	1.1454
Sep-10	19,999	16,808	1.1899
Oct-10	349,999	284,691	1.2294
Nov-10	25,000	19,434	1.2864
Dec-10	20,000	15,680	1.2755
Jan-11	199,823	150,605	1.3268
Feb-11	14,999	11,356	1.3208

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-10	$8,164,872	5,858,835	$1.3936
Feb-10	5,399,875	4,092,985	1.3193
Mar-10	468,128	349,271	1.3403
Apr-10	—	—	1.4843
May-10	—	—	1.5188
Jun-10	6,014,301	4,199,637	1.4321
Jul-10	173,268	121,082	1.4310
Aug-10	—	—	1.4129
Sep-10	385,800	262,592	1.4692
Oct-10	—	—	1.5194
Nov-10	—	—	1.5912
Dec-10	—	—	1.5792
Jan-11	2,447,633	1,488,556	1.6443
Feb-11	—	—	1.6383

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-10	$—	—	$1.4551
Feb-10	116,743	84,676	1.3787
Mar-10	—	—	1.4019
Apr-10	—	—	1.5538
May-10	—	—	1.5912
Jun-10	400,047	266,414	1.5016
Jul-10	—	—	1.5017
Aug-10	—	—	1.4839
Sep-10	—	—	1.5443
Oct-10	—	—	1.5984
Nov-10	—	—	1.6754
Dec-10	—	—	1.6642
Jan-11	—	—	1.7338
Feb-11	—	—	1.7290

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period April 2, 2007 (commencement of operations) to December 31,2007

Trading profit (loss)
Realized, net	$41,966,162	$(30,087,116)	$58,391,558	$18,830,414
Change in unrealized, net	8,120,139	(5,594,032)	2,997,703	3,742,826
Brokerage commissions	(1,332,262)	(1,209,739)	(642,724)	(580,731)
Total trading profit (loss)	48,754,039	(36,890,887)	60,746,537	21,992,509

INVESTMENT INCOME:
Interest	474	17,531	2,502,184	3,463,933

EXPENSES:
Management fees	4,406,382	3,904,212	2,462,288	862,994
Performance fees	1,574,502	326	14,415,123	5,282,368
Sponsor fees	471,939	453,477	255,504	9,750
Other	671,538	572,395	626,258	155,223
Total Expenses	7,124,361	4,930,410	17,759,173	6,310,335

NET INVESTMENT INCOME (LOSS)	(7,123,887)	(4,912,879)	(15,256,989)	(2,846,402)

NET INCOME (LOSS)	$41,630,152	$(41,803,766)	$45,489,548	$19,146,107

Balance Sheet Data	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Members’ Capital	$255,959,800	$235,900,686	$217,335,124	$112,656,278
Net Asset Value per Series A Unit	1.3296	1.1440	1.3842	1.0998
Net Asset Value per Series C Unit	1.2436	1.0807	1.3209	1.0608
Net Asset Value per Series D Unit	1.0733	0.9097	1.2310	0.9354
Net Asset Value per Series I Unit	1.3268	1.1369	1.3707	1.0609
Net Asset Value per Series DS Unit	1.6443	1.3936	1.6610	1.3022
Net Asset Value per Series DT Unit	1.7338	1.4551	1.7165	1.2896

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful financial information for the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0780	$1.1716	$1.1141	$1.0999

2008	$1.0964	$1.1567	$1.1632	$1.1633	$1.1945	$1.2163	$1.1875	$1.1684	$1.2284	$1.3201	$1.3532	$1.3842
2009	$1.3808	$1.3886	$1.3368	$1.3365	$1.3550	$1.3301	$1.2825	$1.2892	$1.2623	$1.1991	$1.2292	$1.1440
2010	$1.0816	$1.0975	$1.2139	$1.2405	$1.1682	$1.1659	$1.1497	$1.1940	$1.2333	$1.2900	$1.2786	$1.3296

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	$0.9522	$0.9228	$0.9940	$1.0795	$1.0530	$1.0610

2008	$1.0567	$1.1139	$1.1208	$1.1141	$1.1465	$1.1724	$1.1390	$1.1189	$1.1751	$1.2616	$1.2923	$1.3208
2009	$1.3165	$1.3228	$1.2724	$1.2710	$1.2876	$1.2629	$1.2166	$1.2219	$1.1954	$1.1346	$1.1621	$1.0807
2010	$1.0209	$1.0351	$1.1439	$1.1680	$1.0990	$1.0959	$1.0798	$1.1205	$1.1563	$1.2085	$1.1969	$1.2436

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9391	$0.9355
2008	$0.9336	$0.9862	$0.9960	$1.0015	$1.0470	$1.0743	$1.0468	$1.0313	$1.0859	$1.1684	$1.2020	$1.2311
2009	$1.2296	$1.2380	$1.1935	$1.1946	$1.2127	$1.1919	$1.1507	$1.1581	$1.0000	$0.9511	$0.9762	$0.9097
2010	$0.8612	$0.8749	$0.9689	$0.9914	$0.9348	$0.9341	$0.9223	$0.9590	$0.9918	$1.0387	$1.0308	$1.0733

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0691	$1.0475	$1.0610

2008	$1.0579	$1.1165	$1.1325	$1.1384	$1.1761	$1.2054	$1.1727	$1.1542	$1.2143	$1.3061	$1.3396	$1.3707
2009	$1.3678	$1.3760	$1.3246	$1.3247	$1.3435	$1.3193	$1.2725	$1.2795	$1.2533	$1.1909	$1.2212	$1.1369
2010	$1.0754	$1.0915	$1.2077	$1.2346	$1.1631	$1.1612	$1.1454	$1.1899	$1.2294	$1.2864	$1.2755	$1.3268

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	$1.0532	$1.1117	$1.1922	$1.1542	$1.1218	$1.2109	$1.3177	$1.2928	$1.3023

2008	$1.2998	$1.3730	$1.3922	$1.3951	$1.4378	$1.4701	$1.4266	$1.4021	$1.4726	$1.5798	$1.6218	$1.6611
2009	$1.6591	$1.6705	$1.6103	$1.6119	$1.6363	$1.6082	$1.5526	$1.5626	$1.5320	$1.4571	$1.4955	$1.3936
2010	$1.3193	$1.3403	$1.4843	$1.5188	$1.4321	$1.4310	$1.4129	$1.4692	$1.5194	$1.5912	$1.5792	$1.6443

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	$1.1598	$1.1255	$1.0950	$1.1829	$1.2891	$1.2678	$1.2900

2008	$1.2885	$1.3623	$1.3854	$1.3980	$1.4479	$1.4882	$1.4508	$1.4320	$1.5102	$1.6300	$1.6749	$1.7170
2009	$1.7163	$1.7296	$1.6688	$1.6719	$1.6986	$1.6709	$1.6144	$1.6262	$1.5956	$1.5189	$1.5602	$1.4551
2010	$1.3787	$1.4019	$1.5538	$1.5912	$1.5016	$1.5017	$1.4839	$1.5443	$1.5984	$1.6754	$1.6642	$1.7338

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: September 1, 2007

Aggregate Subscriptions: $5,302,875

Current Capitalization:   $4,597,909

Worst Monthly Drawdown (2):  (6.93)% ( December 2009)

Worst Peak-to-Valley Drawdown (3):  (22.12)%  ( March 2009 — January 2010)

Net Asset Value per Unit for Class A, December 31, 2010:   $1.3296

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(5.45)%	(.25)%	(0.32)%	—
February	1.47	0.56	5.50	—
March	10.61	(3.73)	0.56	—
April	2.19	(0.02)	0.01	—
May	(5.83)	1.38	2.68	—
June	(0.20)	(1.84)	1.83	—
July	(1.39)	(3.58)	(2.37)	—
August	3.85	0.52	(1.61)	—
September	3.29	(2.09)	5.14	7.80%
October	4.60	(5.01)	7.46	8.68
November	(0.88)	2.51	2.51	(4.91)
December	3.99	(6.93)	2.29	(1.27)
Compound Annual Rate of Return	16.22%	(17.37)%	25.85%	9.99%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 32.96%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $26,488,148

Current Capitalization:   $18,827,816

Worst Monthly Drawdown (2):  (7.00)% (December 2009)

Worst Peak-to-Valley Drawdown (3):  (22.82% (March 2009 —January 2010)

Net Asset Value per Unit for Class C, December 31, 2010:   $1.2436

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(5.53)%	(.33)%	(0.41)%	—
February	1.39	0.48	5.41	—
March	10.51	(3.81)	0.62	—
April	2.11	(0.11)	(0.60)	—
May	(5.91)	1.31	2.91	—
June	(0.28)	(1.92)	2.26	—
July	(1.47)	(3.67)	(2.85)	-4.78%
August	3.77	0.44	(1.76)	(3.09)
September	3.20	(2.17)	5.02	7.71
October	4.51	(5.09)	7.36	8.60
November	(0.96)	2.42	2.43	(2.45)
December	3.90	(7.00)	2.21	0.76
Compound Annual Rate of Return	15.07%	(18.19)%	24.49%	6.10%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 23.20%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: November 1, 2007

Aggregate Subscriptions:    $6,224,999

Current Capitalization:   $2,146,621

Worst Monthly Drawdown (2):  (6.81)% (December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.85)%  ( March  2009-January 2010)

Net Asset Value per Unit for Class D, December 31, 2010:   $1.0733

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(5.33)%	(.12)%	(0.19)%	—
February	1.59	0.68	5.63	—
March	10.74	(3.59)	0.99	—
April	2.32	0.09	0.55	—
May	(5.71)	1.52	4.54	—
June	(0.07)	(1.72)	2.61	—
July	(1.26)	(3.46)	(2.56)	—
August	3.98	0.64	(1.48)	—
September	3.42	—	5.29	—
October	4.73	(4.89)	7.60	—
November	(0.76)	2.64	2.88	-6.09%
December	4.12	(6.81)	2.42	(0.39)
Compound Annual Rate of Return	17.98%	(14.43)%	31.61%	-6.46%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 7.33%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: October 1, 2007

Aggregate Subscriptions:  $2,755,023

Current Capitalization:   $1,209,298

Worst Monthly Drawdown (2):  (6.90)% ( December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.85)%  ( March 2009 —January 2010)

Net Asset Value per Unit for Class I, December 31, 2010:   $1.3268

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(5.41)%	(.21)%	(0.29)%	—
February	1.50	0.60	5.54	—
March	10.65	(3.74)	1.43	—
April	2.23	0.01	0.52	—
May	(5.79)	1.42	3.31	—
June	(0.16)	(1.80)	2.49	—
July	(1.36)	(3.55)	(2.71)	—
August	3.89	0.55	(1.58)	—
September	3.32	(2.05)	5.21	—
October	4.64	(4.98)	7.56	6.91%
November	(0.85)	2.54	2.56	(2.03)
December	4.02	(6.90)	2.32	1.29
Compound Annual Rate of Return	16.70%	(17.07)%	29.18%	6.10%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 32.68%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:   $183,873,453

Current Capitalization:   $183,611,518

Worst Monthly Drawdown (2):  (6.81)% ( December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.03)%  ( March 2009 — January 2010)

Net Asset Value per Unit for Class DS, December 31, 2010:   $1.6443

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(5.33)%	(.12)%	(0.19)%	—
February	1.59	0.69	5.63	—
March	10.74	(3.60)	1.40	—
April	2.32	0.10	0.21	5.32%
May	(5.71)	1.51	3.06	5.56
June	(0.08)	(1.72)	2.25	7.24
July	(1.26)	(3.46)	(2.96)	(3.19)
August	3.98	0.64	(1.72)	(2.80)
September	3.42	(1.96)	5.03	7.94
October	4.73	(4.89)	7.28	8.83
November	(0.75)	2.64	2.66	(1.89)
December	4.12	(6.81)	2.42	0.74
Compound Annual Rate of Return	17.99%	(16.11)%	27.55%	30.23%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 64.43%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2010

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $120,952,821

Current Capitalization:   $45,566,638

Worst Monthly Drawdown (2):  (6.74)% (December 2009)

Worst Peak-to-Valley Drawdown (3):  (20.29)% ( March 2009 - December 2010)

Net Asset Value per Unit for Class DT, December 31, 2010:  $1.7338

Monthly Rates of Return (4)

Month	2010	2009	2008	2007
January	(5.25)%	(.04)%	(0.12)%	—
February	1.68	0.77	5.73	—
March	10.84	(3.52)	1.70	—
April	2.41	0.19	0.91	—
May	(5.63)	1.60	3.57	—
June	0.01	(1.63)	2.78	4.33%
July	(1.19)	(3.38)	(2.51)	(2.96)
August	4.07	0.73	(1.30)	(2.70)
September	3.50	(1.88)	5.46	8.03
October	4.82	(4.81)	7.93	8.97
November	(0.67)	2.72	2.75	(1.65)
December	4.18	(6.74)	2.51	1.75
Compound Annual Rate of Return	19.15%	(15.26)%	33.08%	16.04%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 73.38%.

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

Year ended December 31, 2010

Total Trading
Profit (Loss)
Stock Indices	$(2,475,421)
Metals	13,431,814
Agricultural Commodities	1,791,226
Currencies	8,588,176
Energy	2,100,729
Interest Rates	26,649,777
Subtotal	50,086,301
Change in Brokerage Commissions Payable	(1,332,262)
Total	$48,754,039

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2010 of $50,086,301.  The profits were primarily attributable to the Fund trading in the interest rates, metals, currencies, energy and agriculture sectors posting profits while the stock indices sector posted losses.

The interest rate sector posted profits to the Fund.  During the month of January, interest rates fell in both Europe and the United States. The sector was positioned correctly expecting lower interest rates in the United Kingdom, Germany and the United States which resulted in profits being posted to the Fund at the beginning of the first quarter. Increasing concerns about various economies in Europe resulted in European money market interest rates dropping during the month of February. The sector was positioned correctly anticipating declining interest rates and a flatter yield curve in Europe resulting in profits being posted to the Fund in the middle of the first quarter. The global interest rate markets were dominated by a political quest to find the right balance. On the one hand, the quest was to stimulate the economy with low interest rates but with rising budget deficits; on the other hand, the quest was to strive to prevent new bubbles and implement (forced) tighter budget policy. Where this pursuit pointed to a certain direction, as in South Korea, Australia and Italy, gains were earned from the resulting trends. Elsewhere, the outcome was a variety of limited losses resulting in losses being posted to the Fund at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter as the unrest during the second half of April led to a flight to quality. The major trends in March continued in April: strong equities, a weak U.S dollar and euro and strong metals and liquid energy products. In the second half of April these trends were interrupted in response to major events. The events were the closing of European airports due to the volcano ash problems, the indictment against Goldman Sachs by the Securities and Exchange Commission and when Standard & Poor downgraded Greece and Portugal. Purchases of European and American government bonds offered protection against the sharp price fluctuations. Buys of Japanese and Korean state debt paper even generated profits. The money market interest rates showed a more variable picture with mixed results. During the extreme events in the first week of May, purchases of safe government bonds offered traditional protection as profits were posted to the Fund in the middle of the second quarter. These positions not only provided a profit in the first week of May but also contributed through the month. The pessimistic mood in Europe was accompanied by a flight to government bonds, particularly non-euro-denominated. Positions anticipating this development benefitted from the rising prices of British, American, Mexican, Japanese and Australian paper resulting in profits being posted to the Fund at the end of the second quarter. Profits were posted to the Fund at the beginning of the third quarter; July followed as in June, the best trends were found in the interest rate markets. Profits were earned from the rise in prices of U.S. and Mexican interest rate instruments. Profits continued to be posted to the Fund in the middle of the third quarter as fears of a “double dip” gave a new impetus to the four months already continuous rise in the bond markets. Especially in Europe, South Korea and New Zealand significant profits were earned. Losses were posted to the Fund at the end of the third quarter as the interest rate sector was further limited due to the South Korean bonds being insensitive to the turnarounds seen elsewhere. Gains earned with various rate spreads offered some compensation but not enough to offset losses. A major driving force behind the weakening U.S. dollar in October was the U.S. Federal Government’s interest rate policy, which was focused on keeping interest rates low. Other central banks followed the same policy if they did not want their currencies to appreciate against the U.S. dollar, or they accept a rising interest rate disparity. The trading program successfully participated in the resulting trends in various interest rate markets resulting in profits being posted to the Fund at the beginning of the fourth quarter. With respect to the U.S. Federal Reserve announcement to buy bonds of a shorter term than what was anticipated by the market, short-term (five years or less) U.S. interest rate instruments initially rallied after Chairman Bernanke’s message and then fell back, which was unfavorable for the long positions in these markets. The systems did not or barely benefit from the already weakening Italian and Australian bonds while other interest rate markets were fairly trendless, resulting in losses posted to the Fund in the middle of the fourth quarter. Due to the technical nature of the observed market behavior, the trading program was aggressive in picking up seemingly restarting uptrends in the shorter end of the yield curve, and reluctant to pick up the downtrends in the longer end which turned out to be a detriment to the Fund. The uptrends in the shorter end did not continue, resulting in losses on these positions, which were not offset by gains on the (absent) short positions in the long end. However, the weakness in the long end was well exploited through positions in numerous synthetic markets which could not prevent losses posted to the Fund at the end of the fourth quarter.

The metals sector posted profits to the Fund.   Various metal prices depreciated in January which led to losses on long positions in copper, aluminum and silver resulting in losses being posted to the Fund at the beginning of the first quarter.  Gold purchases were profitable but not enough to offset losses being posted to the Fund in the middle of the first quarter. The commodity markets experienced a variety of different trends with base metals prices increasing resulting in profits. The first quarter ended with profits being posted to the Fund. The prices of base metals did not show any recovery after the major events in April resulting in losses for the Fund but were offset by existing long positions in precious metals resulting in profits being posted to the Fund at the beginning of the second quarter. The month of May began with a very difficult first week, which ultimately determined the month-end result.  Concerns continued in April about the euro spilled over to the commodity markets in the beginning of May. The fear was that the instability in Europe would on a larger scale be harmful to economic growth. Purchases of gold and silver provided similar protection as bonds, protection against the sharp price fluctuations resulting in profits being posted to the Fund in middle of the second quarter. Precious metals continued to appreciate in June resulting in profits being posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter due to volatility in the market. Profits were posted to the Fund in the middle through the end of the third quarter due to the upward trending metal prices and a weakening U.S. dollar. This is also marked by the trading program as a concentrated risk. In other words, in determining the sizes of positions, the trading program takes into account that the rise of gold prices coincides with the end of the fall of the U.S. dollar. The U.S. dollar inflation was represented in the rising metals resulting in profits posted to the Fund at the beginning of the fourth quarter.  The rise of silver and palladium in November resulted in profits posted to the Fund. The global trend of rising commodity prices in December such as base metals resulted in profits posted to the Fund at the end of the fourth quarter.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter as sales in Japanese yen versus various commodity-linked currencies performed badly due to the fall in commodity prices. The U.S. dollar unexpectedly appreciated against numerous other currencies and on balance this also delivered a negative contribution. Euro sales against the Russian ruble, the Turkish lira, the Mexican peso and the Australian dollar were however successful which was not enough to offset losses. The financial crisis in Greece and other Southern European countries pressed heavily on the euro in February. Therefore, sales of the euro against the Russian ruble, the Japanese yen, the Mexican peso and the Australian dollar resulted in profits being posted to the Fund in the middle of the first quarter. The United Kingdom also had to face financial problems and sales in the British pound also resulted in profits being posted to the Fund. Positions in the Canadian dollar against the Japanese yen produced losses for the Fund which was not enough to offset profits. The search in the interest rate markets, resulting in different choices in different countries, ensured for many good trends in the currency markets. In particular, profits were achieved through the strength of the Mexican peso, the Canadian and Australian dollars, the South African rand and the Russian ruble. Many Asian currencies, such as those from Indonesia, Malaysia, India and the Philippines, also performed very well. The first quarter ended with profits being posted to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to purchases of the Philippine peso and the Malaysian ringgit contributed to the result. In South America, a firm Brazilian real together with purchases in the Mexican peso also contributed to profits being posted to the Fund. Long positions in Turkish lira, Russian ruble and the Australian and New Zealand dollar also added to the overall positive result. Losses were posted to the Fund in the middle of the second quarter. The carry trades were under the most pressure during the events in the first part of the month of May.  In the final weeks of May, purchases of the Brazilian real and Turkish lira and sales of Swiss francs contributing to limiting the losses posted to the Fund in the middle of the second quarter. There were no major gains or losses recorded in any position during the month of June. For various reasons the trading programs did not or hardly participate in the rise of the Swiss franc against other European currencies, but they did participate in the British pound. In the other currency pairs, the outcome was exactly what a trend following strategy pursues in a sideways environment: a limited number of positions with a slight loss resulting in losses being posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter. Profits were earned from the strength of the Australian and New Zealand dollars, the South African rand and the Colombian peso against the U.S. dollar. These profits were not enough to offset losses being posted to the Fund from long positions in Central and South American currencies against the euro. Losses continued to be posted to the Fund in the middle of the third quarter. The trading program reasonably benefitted from the strength of a number of Asian and South American currencies. However, losses from the Mexican peso plus a multitude of limited losses in other currencies resulted in losses being posted to the Fund. The currency markets were completely dominated by one theme in September, the weakening U.S. dollar which profited from positions in the currencies of emerging and commodity-rich economies. The downturn of the U.S. dollar in relation to the Chinese renminbi still occurred unexpectedly so some losses were suffered here. Interventions by the Bank of Japan had a too isolated and too short lived effect to have a significant impact resulting in profits being posted to the Fund at the end of the third quarter. The falling U.S. dollar was the dominant trend in October resulting in profits posted to the Fund at the beginning of the fourth quarter. The position sizes in currency pairs with a weak U.S. dollar were restricted, since this same movement was participated in with numerous other positions. The U.S. dollar interrupted its prolonged decline in November shortly after Chairman Bernanke’s announcement. Short positions therefore suffered losses. Long positions in Eastern European currencies also returned losses. The profits gained from the rising commodity currencies of Australia, New Zealand, South Africa and Mexico were not enough to compensate for the losses suffered resulting in losses posted to the Fund in the middle of the fourth quarter. Profits were posted to the Fund at the end of the fourth quarter due to the strength of currencies of commodity-rich countries, such as Australia, South Africa and Brazil.

The energy sector posted profits to the Fund. Purchases of crude oil, gasoline, heating oil and gas oil all lost money after prices fell due to less favorable economic outlooks. Therefore, losses were posted to the Fund at the beginning of the first quarter. Most energy market prices turned mid-February, so losses were felt on short positions in crude oil, gas oil and gasoline. Natural gas prices did however continue falling so short positions earned good results but not enough to offset losses being posted to the Fund in the middle of the first quarter. Significantly lower electricity prices were seen in March and, associated with this, a decline in gas prices. On the opposite side, prices of crude oil and its derivatives in fact rose resulting in profits being posted to the Fund at the end of the first quarter. Purchases in liquid energy products and emission rights resulted in profits posted to the Fund at the beginning of the second quarter. Due to the declining prices in the energy markets, which started in the beginning of May, purchases of crude oil, heating oil and gasoline provided the biggest contribution to the negative outcome resulting in losses posted to the Fund in the middle through the end of the second quarter as downward trends in the oil markets, initialized in May, did not continue in June. Losses were posted to the Fund at the beginning of the third quarter due to trends in gasoil (upward) and natural gas (downward) were picked up, which resulted in losses when these trends did not continue their course. Positions in carbon emissions also suffered as the rising trend, started in June, reversed. Profits were posted to the Fund in the middle of the third quarter as the decreasing natural gas prices continued throughout August. The profits resulting from these trends largely offset the losses incurred in the long positions built up in liquid fuels. Profits were posted to the Fund at the end of the third quarter due to falling trends in natural gas. The U.S. dollar inflation was represented here in the rising liquid fuels prices, although lost ground in the last two weeks of October. Not related to the U.S. dollar weakness, short positions in natural gas and electricity resulted in profits being posted to the Fund at the beginning of the fourth quarter.  The rise of liquid fuels, Rotterdam coal and Nordic baseload electricity were not enough to offset losses posted to the Fund in the middle of the fourth quarter. The global trend of rising commodity prices profited from positions in liquid fuels and electricity resulting in profits being posted to the Fund at the end of the fourth quarter.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Long positions in corn performed disappointingly due to corn prices collapsing after it became known that the United States corn harvest in 2009 was higher than expected. These losses were partially compensated through gains earned with soybeans and wheat sales. With sugar prices continuing their rise in January, long positions were profitable. The increase in sugar prices came to an end in early February and existing long positions suffered. Short positions in soybeans also yielded a loss resulting in losses being posted to the Fund in the middle of the first quarter. The commodity markets experienced a variety of different trends. Also, base metals and cattle prices increased, while the grain markets weakened. Through this mixture of trends and their diversifying character, the agriculture sector posted profits to the Fund at the end of the first quarter. Sales in sugar and purchases in soybeans posted profits to the Fund which were offset by losses in short positions in corn and wheat resulting in losses posted to the Fund at the beginning of the second quarter.  Losses were posted to the Fund in the middle of the second quarter due to long positions in soybeans. The only true excitement in June was found in the coffee market. Reports regarding smaller than expected supplies drove prices up in two weeks time. This was unfavorable for a short position in Robusta coffee, but this loss was more than offset by gains on long positions in the Arabica flavor. Very nice trends were also seen in a few very small commodity markets, such as United States rice, European rapeseed and South African maize. These were profited from the extent that the size of these markets allowed. Unfortunately the larger commodity markets offered fewer opportunities resulting in losses being posted to the Fund at the end of the second quarter. Cotton prices fell immediately after new highs had been reached. Losses were posted to the Fund at the beginning of the third quarter as the most significant price movement was found in the grain markets. In Europe and the U.S., wheat prices rose by more than 25%. However, since wheat closed especially weak in June, the Fund’s trend following trading program started the month with large short positions, which were closed in the first half of July with a loss. In the second half of the month, profits were then earned with the rising grain prices which were not enough to offset the losses. Profits were posted to the Fund in the middle of the third quarter as cotton prices rose due to severe flooding in several cotton producing countries. In September, profit generating rising trends in sugar, cotton, corn and sunflower seed resulted in profits being posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning of the fourth quarter as less dependent on the U.S. dollar weakness were long positions in agricultural commodities such as sugar, cotton and palm oil. The price of corn, for instance, rose in reaction to a disappointing crop report. Also short positions in wheat not related to the U.S. dollar weakness. Losses were posted to the Fund in the middle of the fourth quarter as many commodities peaked and reacted after Chairman Bernanke’s announcement. Especially, the swings in sugar and cotton were extreme, while earlier these markets were in fact fairly insensitive to the U.S. dollar movements. Profits were posted to the Fund at the end of the fourth quarter due to rising prices in vegetable oils.

Stock indices posted losses to the Fund.  The stock markets continued their way upwards in the beginning of 2010. The enthusiasm did waver after President Obama announced that banks’ abilities to take on risk would be restricted. A sizable correction followed, so profits already earned in several indices evaporated. The losses suffered were especially felt in Australia, South Korea, Hong Kong and Canada. The sector closed with losses being posted to the Fund in beginning of the first quarter.. At the beginning of February the stock markets fell further, but then recovered and stabilized. Small losses were posted to the Fund with positions in the Australian, Swedish and Turkish indices. On the contrary, sales in the Italian index produced a small profit. In general there seemed to be a lack of clear trends in this sector which resulted in losses being posted to the Fund in the middle of the first quarter. The returning confidence in a recovering global economy was accompanied by gently rising equity markets and a falling expected volatility. Profits were posted to the Fund through purchases in particular in the United States, Canada, Mexico, Japan, Thailand, Malaysia, Sweden, Hungary, Switzerland, United Kingdom, Germany and several European sector indices. Also, selling positions in the volatility index generated gains. The first quarter ended with profits being posted to the Fund. Losses were posted to the Fund at the beginning of the second quarter. The major events in the second half of April, the closing of European airports due to the volcano ash problems, the indictment against Goldman Sachs by the Securities and Exchange Commission and again, ten days later when Standard & Poors downgraded Greece and Portugal were strongly felt in the stock markets. Many equity indices, especially European, did not recover from these shocks and purchases generated losses to the Fund. Indices that showed more resistance, like Sweden, Turkey, Malaysia and Singapore, were able to remain profitable. The markets in the United States, especially in the small and midcap indices, showed the highest resilience. However, the profits could not fully offset the losses posted to the Fund at the beginning of the second quarter.  Purchases of mostly non-euro equity markets suffered harshly in the first week of May. In the second half of the month, a small portion of that loss was made up with more balanced positions but not enough to offset losses resulting in losses being posted to the Fund in the middle of the second quarter. The limited positions held in the equity markets in June were the most affected by the varying moods. When optimism in Southeast Asia emerged, losses were suffered on short positions in Hong Kong and Singapore. When this optimism did not push onwards, carefully built up long positions in Europe were also hurt. In the last days of June, small profits on American short positions could not prevent the losses posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter. In July, the global equity markets were sluggish and the trading program limited the losses being posted to the Fund. This was mainly due to the carefully rising trends in the stock indices of emerging economies such as Turkey, South Korea, Malaysia, India, Thailand, Taiwan and Brazil. Limited exposures in Europe and the U.S., in both long and short positions resulted in losses being posted to the Fund. Losses continued to be posted to the Fund in the middle of the third quarter. In August, the convinced anticipation of rising stock markets was not a success. Only a select number of markets in Southeast Asia (Malaysia and Thailand) were immune to the “double dip”.  In September, it was not coincidental that the downturn in interest rate markets was paired with an upturn in the stock markets. This was immediately taken advantage of in a number of stock market indices which were already up trending, mainly in the South East Asian region. Profits were also earned with these rising stock markets of Canada and the United States. The third quarter ended with profits being posted to the Fund. The U.S. dollar inflation manifested itself in the rising prices of U.S. dollar denominated shares in October. Investors who sought refuge in a stronger currency strengthened the flow of capital, resulting in rising stock markets in non U.S. dollar countries resulting in profits being posted to the Fund at the beginning of the fourth quarter. Worldwide, spread across the continents, many equity indices found a temporary peak shortly after Chairman Bernanke’s announcement to buy bonds of a shorter term than what was anticipated by the market, short-term (five years or less). “Commodity-rich” shares, such as chemicals, basic resources, automobiles, and in the Mexican index, however continued their upward rise tirelessly resulting in profits were posted to the Fund in the middle of the fourth quarter. The limited number of short positions in stock indices suffered losses which was offset by profits earned on long positions worldwide. Especially the strength of emerging equities, namely the shares of emerging economies, as well as the small and mid-caps of the aged economies.

Year ended December 31, 2009

Total Trading
Profit (Loss)
Stock Indices	$2,771,674
Metals	1,294,047
Agricultural Commodities	(1,089,234)
Currencies	(2,785,506)
Energy	(22,155,899)
Interest Rates	(13,716,230)
Subtotal	(35,681,148)
Change in Brokerage Commissions Payable	(1,209,739)
Total	$(36,890,887)

The Fund experienced a net trading loss before brokerage commissions and related fees for the year ended December 31, 2009 of $35,681,148.  The Fund’s stock indices and the metals sector posted gains, while the agriculture, currencies, interest rates and energy sectors posted losses.

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

Year ended December 31, 2008

Total Trading
Profit (Loss)

Stock Indices	$12,297,042
Metals	2,372,411
Agricultural Commodities	7,255,358
Currencies	1,202,685
Energy	19,926,122
Interest Rates	17,684,856
Subtotal	60,738,474
Change in Brokerage Commissions Payable	8,063
Total	$60,746,537

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2008 of $60,738,474.  Profits were attributable to all of the Fund’s sectors which include the following: energy, interest rates, stock indices, agriculture, metals, and currencies.

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

During all periods set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the periods ended December 31, 2010 and December 31, 2009, the Fund’s average month-end Net Asset Value was approximately $242,489,189, $229,728,184, respectively.

December 31, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	2,538,385	1.05%	5,946,607	778,695
Currencies	5,783,392	2.39%	12,294,354	504,065
Energy	8,761,194	3.61%	14,928,308	4,060,278
Interest Rates	4,218,621	1.74%	7,542,633	939,365
Metals	1,707,860	0.70%	3,722,391	364,706
Stock Indices	1,854,290	0.76%	4,603,316	387,830

Total	24,863,742	10.25%	49,037,609	7,034,939

December 31, 2009

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$445,250	0.19%	$1,936,252	$40,239
Currencies	854,921	0.37%	3,001,183	98,339
Energy	734,207	0.32%	2,739,637	13,404
Interest Rates	18,130,578	7.89%	27,308,328	9,699,195
Metals	285,261	0.12%	881,067	4,430
Stock Indices	1,090,761	0.47%	2,917,929	54,488

Total	$21,540,978	9.36%	$38,784,396	$9,910,095

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

The following were the primary trading risk exposures of the Fund as of December 31, 2010, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2010. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy.

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2010.

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

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2010

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010	2009	2009	2009	2009
Total Income (Loss)	$22,860,229	$15,472,363	$(7,433,314)	$17,855,235	$(21,820,418)	$(10,270,862)	$797,813	$(5,579,889)
Total Expenses	3,122,172	1,368,562	1,316,448	1,317,179	1,346,225	1,288,444	1,176,888	1,118,853
Net Income (Loss)	$19,738,057	$14,103,801	$(8,749,762)	$16,538,056	$(23,166,643)	$(11,559,306)	$(379,075)	$(6,698,742)

Net Income (Loss) per weighted average Unit (1)	$0.1219	$0.0839	$(0.0509)	$0.0916	$(0.1360)	$(0.0740)	$(0.0027)	$(0.0496)

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

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2010, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting:

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2010, the Fund’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)      Identification of Directors and Executive Officers:

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 35 years old, has been the Chief Executive Officer and President of MLAI since August 2009. Mr. Ferri has been a Manager of MLAI and has been listed as a principal of MLAI since July 29, 2008. He has been registered with NFA as an associated person of MLAI since September 11, 2009. He also serves as Managing Director within the Merrill Lynch Global Wealth & Investment Management group and the Global Investments Solutions group (“GWIM” and “GIS,” respectively), responsible for heading GWIM’s Alternative Investments business. In addition, Mr. Ferri also serves as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and through December 10, 2010, served as President of each of IQ’s publicly traded closed-end mutual fund companies. Prior to his role in GIS, Mr. Ferri was a Director in the MLPF&S Global Private Client Market Investments & Origination group, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team. Prior to joining Merrill Lynch in 2002, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC from 1999 to 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co. He holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer for MLAI. Ms. Kocsis, 44 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the NFA as a principal of MLAI since May 21, 2007 and is a Director within the Merrill Lynch Global Wealth Investment Management Services group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 41 years old, has been a Vice President of MLAI since March 2008 and Managing Director of GIS since January 2009. As Managing Director of GIS, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for Merrill Lynch’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 34 years old, has been a Managing Director within the Global Investments Solutions group (“GIS”) responsible for alternative investment distribution for Merrill Lynch since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining Merrill Lynch in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 40 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GIS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining Merrill Lynch in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from June 2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career with Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch, is a Vice President and Manager of MLAI.  Ms. Rusch, 42 years old, has been a Director within GIS responsible for overseeing Merrill Lynch Global Wealth & Investment Management group’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch serves as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds. Prior to her role in GIS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act of 1934: ML Aspect Futures Access LLC, ML Bluetrend FuturesAccess LLC, MAN AHL FuturesAccess LLC, ML Select Futures I L.P., ML Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)          Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)           Section 16(a) Beneficial Ownership Reporting Compliance:

Not contained herein.

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

(b)           Security Ownership of Management:

As of December 31, 2010, MLAI owned no Unit-equivalent Member interests. The principals of MLAI did not own any Units, and Transtrend did not own any Units. Rather than providing one/single sum should be broken down in respect of each of 2009 or 2010.

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

In 2010, the Fund expensed:  (i) Brokerage Commissions of $1,332,262 to MLPF&S and $4,406,382 in management fees earned by Transtrend and MLAI, (ii) Sponsor Fees of $471,939 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

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

Item 14: Principal Accountant Fees and Services

(a)           Audit Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of the Fund’s financial statements as of and for the years ended December 31, 2010 and 2009 were $91,000 and $91,000, respectively.

(b)           Audit-Related Fees

There were no other audit-related fees billed for the year ended December 31, 2010, related to the Fund.

(c)           Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2010 and 2009 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Fund’s tax returns for the years ended December 31, 2009 and 2008 were $61,200 and $72,000 for each period, respectively.

(d)           All Other Fees

Aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP in connection with the quarterly review of the Fund’s financial statements as of and for the years ended December 31, 2010 and 2009 were $68,250 and $68,250, respectively.

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

		Page:
1.	Financial Statements (found in Exhibit 13.01):

	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	1

	Statements of Financial Condition as of December 31, 2010 and 2009	3

	Statements of Operations for the years ended December 31, 2010, 2009 and 2008	4

	Statements of Changes in Member’s Capital for the years ended December 31, 2010, 2009 and 2008	5

	Financial Data Highlights for the years ended December 31, 2010, 2009 and 2009	7

	Notes to Financial Statements	10

2.             Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Enhanced FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.1 contained in the Registrant’s Registration Statement (File No. 000-52701) filed on June 25, 2007, on Form 10 under the Securities Exchange Act of 1934.

3.02	Amended and Restated Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the Registrant’s Report on Form 10-K for the year ended December 31, 2009, filed March 31, 2010.

10.01	Institutional Futures Client Account between ML Transtrend DTP Enhanced FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:

Is incorporated by reference from Exhibit 10.1 contained in the Registrant’s Registration Statement (File No. 000-52701) filed on November 13, 2007, on Form 10 under the Securities Exchange Act of 1934.

10.02	Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend B.V.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the Registrant’s Form 10-K for the year ended December 31, 2008 filed on March 31, 2009.

13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

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

Signature	Title	Date

/s/Justin C. Ferri	Chief Executive Officer, President and Manger	March 15, 2011
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer	March 15, 2011
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Deann Morgan	Vice President and Manager	March 15, 2011
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 15, 2011
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 15, 2011
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 15, 2011
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

2010 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2010 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications