Form 10-Q
period 2011-03-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2011-05-13
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, 164,679,557 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31 ,
	2011	2010
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $30,362,154 for 2011 and $30,894,537 for 2010)	$253,499,925	$248,920,843
Net unrealized profit on open futures contracts	8,650,905	9,574,957
Cash and cash equivalents	360,127	353,576
Accrued interest recievable	66,384	68,936

TOTAL ASSETS	$262,577,341	$258,918,312

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$453,812	$2,012,779
Redemptions payable	813,720	356,780
Net unrealized loss on open futures contracts	694,529	308,321
Other liabilities	242,016	280,632

Total liabilities	2,204,077	2,958,512

MEMBERS’ CAPITAL:
Members’ Interest (164,679,557 Units and 159,458,717 Units outstanding; unlimited Units authorized)	260,373,264	255,959,800
Total members’ capital	260,373,264	255,959,800

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$262,577,341	$258,918,312

NET ASSET VALUE PER UNIT:

Class A	$1.3119	$1.3296
Class C	$1.2239	$1.2436
Class D	$1.0630	$1.0733
Class I	$1.3105	$1.3268
Class DS	$1.6285	$1.6443
Class DT	$1.7211	$1.7338

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
TRADING PROFIT (LOSS):

Realized, net	$451,829	$224,397
Change in unrealized, net	(1,310,260)	18,044,510
Brokerage commissions	(301,065)	(413,130)

Total trading profit (loss)	(1,159,496)	17,855,777

INVESTMENT INCOME:
Interest	(365)	(542)

EXPENSES:
Management fee	1,195,168	1,074,877
Sponsor fee	151,447	107,888
Other	165,230	134,414
Total expenses	1,511,845	1,317,179

NET INVESTMENT LOSS	(1,512,210)	(1,317,721)

NET INCOME (LOSS)	$(2,671,706)	$16,538,056

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	4,409,161	2,329,421
Class C	16,187,012	14,474,474
Class D	2,000,000	2,000,000
Class I	1,071,353	467,877
Class DS	113,298,345	117,925,319
Class DT	25,718,353	43,255,346

Net income (loss) per weighted average Unit
Class A	$(0.0312)	$0.0700
Class C	$(0.0207)	$0.0577
Class D	$(0.0103)	$0.0592
Class I	$(0.0170)	$0.0585
Class DS	$(0.0163)	$0.0947
Class DT	$(0.0120)	$0.0978

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC
(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL
For the three months ended March 31, 2011 and 2010
(unaudited) (in Units)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital March 31, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital March 31, 2011
Class A	2,271,823	213,010	(175,723)	2,309,110	3,458,026	2,394,062	(44,760)	5,807,328
Class C	14,482,763	971,941	(2,127,817)	13,326,887	15,140,200	1,745,793	(120,696)	16,765,297
Class D	2,000,000	—	—	2,000,000	2,000,000	—	—	2,000,000
Class I	502,000	9,298	(73,703)	437,595	911,417	185,155	(8,956)	1,087,616
Class DS	109,221,404	10,301,091	(5,896,208)	113,626,287	111,667,815	3,235,806	(660,664)	114,242,957
Class DT	43,327,942	84,676	(3,289,578)	40,123,040	26,281,259	—	(1,504,900)	24,776,359

Total Members’ Units	171,805,932	11,580,016	(11,563,029)	171,822,919	159,458,717	7,560,816	(2,339,976)	164,679,557

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the three months ended March 31, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2011
Class A	$2,598,931	$233,997	$(193,039)	$163,116	$2,803,005	$4,597,909	$3,217,671	$(59,257)	$(137,534)	$7,618,789
Class C	15,651,574	1,019,138	(2,261,418)	834,933	15,244,227	18,827,816	2,176,222	(149,222)	(335,118)	20,519,698
Class D	1,819,381	—	—	118,434	1,937,815	2,146,621	—	—	(20,624)	2,125,997
Class I	570,784	9,999	(79,686)	27,390	528,487	1,209,298	246,004	(11,829)	(18,184)	1,425,289
Class DS	152,211,382	14,032,875	(8,751,742)	11,165,669	168,658,184	183,611,518	5,363,793	(1,082,366)	(1,852,015)	186,040,930
Class DT	63,048,634	116,743	(5,052,540)	4,228,514	62,341,351	45,566,638	—	(2,615,846)	(308,231)	42,642,561

Total Members’ Capital	$235,900,686	$15,412,752	$(16,338,425)	$16,538,056	$251,513,069	$255,959,800	$11,003,690	$(3,918,520)	$(2,671,706)	$260,373,264

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3296	$1.2436	$1.0733	$1.3268	$1.6443	$1.7338

Net Realized and net change in unrealized trading profit (loss)	(0.0036)	(0.0033)	(0.0029)	(0.0036)	(0.0045)	(0.0048)
Brokerage commissions	(0.0015)	(0.0014)	(0.0012)	(0.0015)	(0.0019)	(0.0020)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0126)	(0.0150)	(0.0062)	(0.0112)	(0.0094)	(0.0059)

Net asset value, end of period	$1.3119	$1.2239	$1.0630	$1.3105	$1.6285	$1.7211

Total Return: (a)

Total return before Performance fees	-1.34%	-1.59%	-0.97%	-1.24%	-0.97%	-0.72%
Performance fees	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	-0.04%
Total return after Performance fees	-1.36%	-1.61%	-0.99%	-1.26%	-0.99%	-0.76%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.94%	1.19%	0.56%	0.84%	0.56%	0.31%
Performance fees	0.01%	0.01%	0.01%	0.01%	0.01%	0.03%
Expenses (including Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.34%

Net investment income (loss)	-0.94%	-1.20%	-0.57%	-0.84%	-0.57%	-0.34%

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

As of March 31, 2011 the Fund offers six Classes of Units:  Class A, Class C, Class D, Class DS, Class DT and Class I.  Each Class of Units, except for Class DT offered at $1.1117, was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The six Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2011 and the results of its operations for the three months ended March 31, 2011 and 2010.  However, the operating results for the interim period may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2010.

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and such differences could be material.

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2011 and December 31, 2010 are as follows:

March 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates
Agriculture	864	$474,948	0.18%	(335)	$327,496	0.13%	$802,444	0.31%	April 11 - February 12
Currencies	1,275	1,348,459	0.52%	(1,066)	1,802,636	0.69%	3,151,095	1.21%	Junel 11
Energy	189	439,726	0.17%	(7)	(16,460)	-0.01%	423,266	0.16%	April 11 - December 12
Interest rates	4,453	(2,040,675)	-0.78%	(3,326)	1,911,307	0.73%	(129,368)	-0.05%	April 11 - June 14
Metals	1,088	2,546,781	0.98%	(595)	(1,219,344)	-0.47%	1,327,437	0.51%	April 11 - February 12
Stock indices	1,743	2,367,924	0.91%	(44)	13,578	0.01%	2,381,502	0.91%	April 11 - August 11

Total		$5,137,163	1.97%		$2,819,213	1.08%	$7,956,376	3.06%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,833	$2,141,844	0.84%	(103)	$(88,116)	-0.03%	$2,053,728	0.81%	February 11 - February 12
Currencies	1,694	2,107,599	0.82%	(1,210)	2,412,863	0.94%	4,520,462	1.76%	March 11
Energy	657	1,274,637	0.50%	(396)	(1,182,550)	-0.46%	92,087	0.04%	January 11 - November 11
Interest rates	2,190	174,275	0.07%	(1,729)	(474,801)	-0.19%	(300,526)	-0.12%	January 11 - December 13
Metals	667	5,050,247	1.97%	(271)	(2,467,106)	-0.96%	2,583,141	1.01%	January 11 - October 11
Stock indices	2,533	189,573	0.07%	(128)	128,171	0.05%	317,744	0.12%	January 11 - May 11

Total		$10,938,175	4.27%		$(1,671,539)	-0.65%	$9,266,636	3.62%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of March 31, 2011 and December 31, 2010.

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

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of March 31, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$5,137,163	$4,525,201	$611,962	$—
Short	$2,819,213	$4,038,557	$(1,219,344)	$—
	$7,956,376	$8,563,758	$(607,382)	$—

Forwards
Long	$—	$—	$—	$—
Short	$—	$—	$—	$—
	$—	$—	$—	$—

March 31, 2011	$7,956,376	$8,563,758	$(607,382)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$10,938,175	$7,228,490	$3,709,685	$—
Short	$(1,671,539)	$795,567	$(2,467,106)	$—
	$9,266,636	$8,024,057	$1,242,579	$—

Forwards
Long	$—	$—	$—	$—
Short	$—	$—	$—	$—
	$—	$—	$—	$—

December 31, 2010	$9,266,636	$8,024,057	$1,242,579	$—

The Fund’s volume of trading futures as of the period and year ended March 31, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no  transfers to or from Level I or II during the quarter ended March 31, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector on derivative instruments for each of the three month periods ended March 31, 2011 and 2010:

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(1,769,166)	$41,027
Currencies	(969,175)	6,505,908
Energy	(184,790)	5,668,384
Interest rates	(1,529,184)	5,804,484
Metals	2,761,541	226,488
Stock indices	832,343	22,616

Total	$(858,431)	$18,268,907

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

5.     RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended March 31, 2011 amounted to $13,785, of which $8,749 was payable to the Transfer Agent as of March 31, 2011.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.
2010	$1.0816	$1.0975	$1.2139
2011	$1.3232	$1.3463	$1.3119

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.
2010	$1.0209	$1.0351	$1.1439
2011	$1.2365	$1.2571	$1.2239

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.
2010	$0.8612	$0.8749	$0.9689
2011	$1.0694	$1.0895	$1.0630

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.
2010	$1.0754	$1.0915	$1.2077
2011	$1.3208	$1.3444	$1.3105

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.
2010	$1.3193	$1.3403	$1.4843
2011	$1.6383	$1.6690	$1.6285

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.
2010	$1.3787	$1.4019	$1.5538
2011	$1.7290	$1.7625	$1.7211

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (restricted cash) and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the first quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the three months ended March 31, 2011, Fund capital increased 1.72% from $255,959,800 to $260,373,264.  This increase was attributable to the net loss from operations of $2,671,706 coupled with the redemption of 2,339,976 Redeemable Units resulting in an outflow of $3,918,520.  The cash outflow was offset with cash inflow of $11,003,690 due to subscription of 7,560,816 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Fund considered all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. Cash equivalents were recorded at amortized cost, as provided by the investment manager of the cash equivalent, which approximated fair value (Level II see Note 3). Cash was held at a nationally recognized financial institution.

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

Results of Operations

January 1, 2011 through March 31, 2011

The Fund experienced a net trading loss of $858,431 before brokerage commissions and related fees in the first quarter of 2011. The Fund’s profits were primarily attributable to metals and stock indices posting profits. The energy, currencies, interest rates and agriculture sectors posted losses.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter which was offset with profits posted to the Fund in the middle of the quarter. Textbook positions profited in February from political unrest are the trading program’s long positions in metals in comparing the price of gold with the value of the “commodity-rich” South African equity index (JSE Top 40) is illustrative. These markets jointly move up in an inflationary environment driven by a commodity shortage. The trading program will have long position in both markets in this environment, taking into account their strong correlation for the purpose of determining position sizes. Profits were posted to the Fund at the end of the quarter. Long positions in base metals resulted in losses posted to the Fund which was offset by positions in silver which continue to offer diversification.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The restored confidence in the stability of the euro zone had a positive influence on the southern European stock markets. Positions in Italian equities earned profits. “Agricultural-rich” stock indices (Food & Beverage (Europe), Nifty, Bovespa) were remarkably weak. Through the steady and continuous rise of many other stock markets, the stock indices sector resulted in profits posted to the Fund. Profits were posted to the Fund in the middle of the quarter. The political unrest has a negative impact on stocks of emerging economies especially in the trading program’s long positions in Taiwan resulted in losses posted which were offset by profits in the European, Canadian and United States equities markets. Losses were posted to the Fund at the end of the quarter. At the time of the earthquake, the trading program had a very marginal position in Japanese equities, which is (systematically) closed that same day. Losses occurred in other countries, especially within Europe, for example with positions in insurers. Even through some recovery in the second half of the month and profits earned in South Korea and Thailand was not enough to offset losses posted to the Fund.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. In the oil markets, Texas oil lost on the North Sea variant over the course of the month. Although the Texan flavor did jump up in the last two days of the month in response to the unrest in Egypt, nearly all of the trading program’s earnings in oil markets were achieved outside of the United States. Profits were posted to the Fund in the middle of the quarter due to the trading program’s long positions in crude oil. Losses were posted to the Fund at the end of the quarter. When Germany shuts down some of its nuclear reactors in response to the difficulties experienced in Japan, the trading program’s positions in electricity, carbon emissions and Rotterdam coal result in profits for the Fund only to be offset by losses in the trading program’s short positions in natural gas.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The revival in the euro resulted in losses on the trading program’s short positions versus many emerging market currencies. Commodity-rich currencies exhibited different price behaviors. The oil-rich currencies, such as those of Russia and Mexico, remained strong, while the metal- and agricultural-rich currencies, such as those of Chile, South Africa and Australia, weakened. Profits were posted to the

Fund in the middle of the quarter. The currencies of emerging markets were also impacted by the political events, resulting in losses on positions in the Korean won and the Mexican peso with the Indonesian rupiah remaining exceptionally strong. Also, profits were posted to the Fund from the strength of various peripheral European currencies including the British pound, Norwegian and Swedish “crowns”, Hungarian forint, Romanian leu and Russian ruble. Profits were posted to the Fund at the end of the quarter. The Japanese yen responded to the tsunami with a huge swing. The Japanese yen shot up extremely for a number of days, and then in response to successful interventions, fell just as extremely. The trading program’s short positions versus various non United States currencies, losses were locked during the rise. The trading program’s long positions against the U.S. dollar resulted in losses after the intervention. Measured by the extremity of the swing, the total damage actually remained limited, mainly through DTP not reacting too hastily. Although long positions in British pounds suffered unfortunate results, various other short U.S. dollar positions offset losses resulting in profits posted to the Fund.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The revival in the euro was accompanied by falling euro interest rate futures. Losses resulted from the trading program’s long positions on the shorter end of the yield curve (euribor, German short term government paper). Losses were posted to the Fund in the middle of the quarter. The flight to safe bond markets is unfavorable for a number of “long inflation” positions that anticipate rising interest rates. The trading program could not identify enough profitable trends to compensate for these losses. Losses were posted to the Fund at the end of the quarter. The trading program could not find any significant trends in the interest rate markets, resulting in limited positions with a near zero result.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the trading program’s positions in wheat and hogs. Losses were posted to the Fund in the middle of the quarter due to various agricultural markets that had large price movements. Losses were posted to the Fund at the end of the quarter. The turn in the commodities markets in March resulted in losses in the trading program’s long positions in corn, sugar and cocoa.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three months ended March 31, 2011 and 2010 the Fund’s average Month-end Net Asset Value was $258,420,500 and $239,276,583 respectively.

March 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$2,456,968	0.95%	$2,900,050	$2,012,248
Currencies	9,648,197	3.73%	11,388,125	7,901,839
Energy	1,295,979	0.50%	1,529,692	1,061,402
Interest Rates	396,106	0.15%	467,539	324,409
Metals	4,064,420	1.57%	4,797,386	3,328,746
Stock Indices	7,291,815	2.82%	8,606,799	5,971,970

Total	$25,153,485	9.72%	$29,689,591	$20,600,614

March 31, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,304,497	0.96%	$3,226,130	$1,461,117
Currencies	7,447,175	3.11%	10,425,510	4,721,722
Energy	9,419,325	3.94%	13,186,378	5,972,121
Interest Rates	5,387,872	2.25%	7,542,633	3,416,064
Metals	2,148,691	0.90%	3,008,013	1,362,331
Stock Indices	3,288,252	1.37%	4,603,316	2,084,845

TOTAL	$29,995,812	12.53%	$41,991,980	$19,018,200

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures -- except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures -- constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Transtrend for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, and an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of March 31, 2011, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2011. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2011..

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)       Issuance to accredited investors pursuant to Regulation D and Section 4(6) under the Securities Act.  The selling agent of the following Class of Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$248,623	186,991	$1.3296
Feb-11	133,573	100,947	1.3232
Mar-11	2,835,475	2,106,124	1.3463
Apr-11	1,115,380	850,202	1.3119

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$534,604	429,884	$1.2436
Feb-11	756,991	612,205	1.2365
Mar-11	884,627	703,704	1.2571
Apr-11	1,052,270	859,768	1.2239

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.0733
Feb-11	—	—	1.0694
Mar-11	—	—	1.0895
Apr-11	—	—	1.0630

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$199,823	150,605	$1.3268
Feb-11	14,999	11,356	1.3208
Mar-11	31,182	23,194	1.3444
Apr-11	—	—	1.3105

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$2,447,633	1,488,556	$1.6443
Feb-11	—	—	1.6383
Mar-11	2,916,160	1,747,250	1.6690
Apr-11	505,731	310,550	1.6285

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.7338
Feb-11	—	—	1.7290
Mar-11	—	—	1.7625
Apr-11	—	—	1.7211

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 13, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 13, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)