Form 10-Q
period 2011-06-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2011-08-12
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011, 171,330,161 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2011	2010
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $21,160,130 for 2011 and $30,894,537 for 2010)	$255,175,162	$248,920,843
Net unrealized profit on open futures contracts	147,610	9,574,957
Cash and cash equivalents	388,512	353,576
Accrued interest receivable	66,937	68,936

TOTAL ASSETS	$255,778,221	$258,918,312

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$448,278	$2,012,779
Redemptions payable	681,788	356,780
Net unrealized loss on open futures contracts	2,257,160	308,321
Other liabilities	259,791	280,632

Total liabilities	3,647,017	2,958,512

MEMBERS’ CAPITAL:
Members’ Interest (171,330,161 Units and 159,458,717 Units outstanding; unlimited Units authorized)	252,131,204	255,959,800
Total members’ capital	252,131,204	255,959,800

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$255,778,221	$258,918,312

NET ASSET VALUE PER UNIT:

Class A	$1.2231	$1.3296
Class C	$1.1382	$1.2436
Class D	$0.9947	$1.0733
Class I	$1.2229	$1.3268
Class DS	$1.5239	$1.6443
Class DT	$1.6143	$1.7338

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
TRADING PROFIT (LOSS):

Realized, net	$(5,515,802)	$9,009,729	$(5,063,973)	$9,234,126
Change in unrealized, net	(10,065,926)	(16,109,439)	(11,376,186)	1,935,071
Brokerage commissions	(302,604)	(332,182)	(603,669)	(745,312)

Total trading profit (loss)	(15,884,332)	(7,431,892)	(17,043,828)	10,423,885

INVESTMENT INCOME (LOSS)
Interest	(7,623)	(1,422)	(7,988)	(1,964)

EXPENSES:
Management fee	1,202,717	1,089,143	2,397,885	2,164,020
Sponsor fee	176,816	110,876	328,263	218,764
Other	162,691	116,429	327,921	250,843
Total expenses	1,542,224	1,316,448	3,054,069	2,633,627

NET INVESTMENT LOSS	(1,549,847)	(1,317,870)	(3,062,057)	(2,635,591)

NET INCOME (LOSS)	$(17,434,179)	$(8,749,762)	$(20,105,885)	$7,788,294

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	7,556,095	2,568,659	5,982,628	2,449,040
Class C	18,365,469	13,920,043	17,276,240	14,197,259
Class D	2,000,000	2,000,000	2,000,000	2,000,000
Class I	1,100,618	525,587	1,085,986	496,732
Class DS	115,650,165	113,851,251	114,474,255	115,888,285
Class DT	24,673,289	39,134,043	25,195,821	41,194,694

Net income (loss) per weighted average Unit
Class A	$(0.0986)	$(0.0493)	$(0.1475)	$0.0149
Class C	$(0.0887)	$(0.0491)	$(0.1137)	$0.0107
Class D	$(0.0683)	$(0.0348)	$(0.0786)	$0.0244
Class I	$(0.0887)	$(0.0455)	$(0.1066)	$0.0070
Class DS	$(0.1055)	$(0.0519)	$(0.1228)	$0.0454
Class DT	$(0.1064)	$(0.0496)	$(0.1164)	$0.0555

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital June 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital June 30, 2011
Class A	2,271,823	753,755	(283,186)	2,742,392	3,458,026	5,055,857	(275,567)	8,238,316
Class C	14,482,763	2,459,183	(2,919,973)	14,021,973	15,140,200	4,583,286	(824,370)	18,899,116
Class D	2,000,000	—	—	2,000,000	2,000,000	—	—	2,000,000
Class I	502,000	153,050	(103,423)	551,627	911,417	239,038	(46,172)	1,104,283
Class DS	109,221,404	14,500,728	(7,658,580)	116,063,552	111,667,815	5,719,873	(660,664)	116,727,024
Class DT	43,327,942	351,090	(5,374,114)	38,304,918	26,281,259	—	(1,919,837)	24,361,422

Total Members’ Units	171,805,932	18,217,806	(16,339,276)	173,684,462	159,458,717	15,598,054	(3,726,610)	171,330,161

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the six months ended June 30, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2011
Class A	$2,598,931	$880,547	$(318,432)	$36,387	$3,197,433	$4,597,909	$6,710,033	$(349,560)	$(882,299)	$10,076,083
Class C	15,651,574	2,731,982	(3,168,087)	151,676	15,367,145	18,827,816	5,631,080	(983,642)	(1,964,478)	21,510,776
Class D	1,819,381	—	—	48,875	1,868,256	2,146,621	—	—	(157,159)	1,989,462
Class I	570,784	180,541	(114,253)	3,455	640,527	1,209,298	316,002	(59,023)	(115,805)	1,350,472
Class DS	152,211,382	20,047,176	(11,428,432)	5,261,888	166,092,014	183,611,518	9,403,011	(1,082,366)	(14,053,709)	177,878,454
Class DT	63,048,634	516,790	(8,327,582)	2,286,013	57,523,855	45,566,638	—	(3,308,246)	(2,932,435)	39,325,957

Total Members’ Capital	$235,900,686	$24,357,036	$(23,356,786)	$7,788,294	$244,689,230	$255,959,800	$22,060,126	$(5,782,837)	$(20,105,885)	$252,131,204

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3119	$1.2239	$1.0630	$1.3105	$1.6285	$1.7211

Net Realized and net change in unrealized trading profit (loss)	(0.0752)	(0.0701)	(0.0611)	(0.0752)	(0.0936)	(0.0991)
Brokerage commissions	(0.0015)	(0.0014)	(0.0012)	(0.0015)	(0.0018)	(0.0020)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0121)	(0.0142)	(0.0060)	(0.0109)	(0.0092)	(0.0057)

Net asset value, end of period	$1.2231	$1.1382	$0.9947	$1.2229	$1.5239	$1.6143

Total Return: (a)

Total return before Performance fees	-6.80%	-7.03%	-6.45%	-6.71%	-6.45%	-6.21%
Performance fees	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	-0.04%
Total return after Performance fees	-6.82%	-7.05%	-6.47%	-6.73%	-6.47%	-6.25%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.93%	1.18%	0.56%	0.83%	0.56%	0.31%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%
Expenses (including Performance fees)	0.93%	1.18%	0.56%	0.83%	0.56%	0.33%

Net investment income (loss)	-0.93%	-1.18%	-0.56%	-0.83%	-0.56%	-0.33%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3296	$1.2436	$1.0733	$1.3268	$1.6443	$1.7338

Net Realized and net change in unrealized trading profit (loss)	(0.0788)	(0.0734)	(0.0641)	(0.0788)	(0.0981)	(0.1039)
Brokerage commissions	(0.0030)	(0.0028)	(0.0024)	(0.0030)	(0.0037)	(0.0040)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0001)
Expenses	(0.0247)	(0.0292)	(0.0121)	(0.0221)	(0.0186)	(0.0115)

Net asset value, end of period	$1.2231	$1.1382	$0.9947	$1.2229	$1.5239	$1.6143

Total Return: (a)

Total return before Performance fees	-8.05%	-8.51%	-7.35%	-7.86%	-7.35%	-6.89%
Performance fees	-0.04%	-0.04%	-0.04%	-0.04%	-0.04%	-0.08%
Total return after Performance fees	-8.09%	-8.55%	-7.39%	-7.90%	-7.39%	-6.97%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.87%	2.37%	1.12%	1.67%	1.12%	0.62%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.04%
Expenses (including Performance fees)	1.87%	2.37%	1.12%	1.67%	1.12%	0.66%

Net investment income (loss)	-1.87%	-2.37%	-1.12%	-1.67%	-1.12%	-0.66%

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

As of  June 30, 2011 the Fund offers six Classes of Units:  Class A, Class C, Class D, Class DS, Class DT and Class I.  Each Class of Units, except for Class DT offered at $1.1117, was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The six Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2011 and the results of its operations for the three and six months ended  June 30, 2011 and 2010.  However, the operating results for the interim period may not be indicative of the results for the full year.

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

Initial Offering and Organizational Costs

Organization and Offering costs are amortized against the net asset value over 60 months, beginning with the first month-end after the initial issuance of Units for operational and investor trading purposes. However, for financial reporting purposes, organizational costs, to the extent material, will be shown as deducted from net asset value as of the date of such initial issuance and initial offering costs, to the extent material, will be amortized over a 12-month period after the initial issuance of Units.

2.     CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2011 and December 31, 2010 are as follows:

June 30, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,217	$176,494	0.07%	(511)	$1,054,825	0.42%	$1,231,319	0.49%	July 11- December 12
Currencies	916	276,211	0.11%	(879)	(50,531)	-0.02%	225,680	0.09%	September 11
Energy	21	(82,489)	-0.03%	(730)	(560,858)	-0.22%	(643,347)	-0.25%	July 11- December 13
Interest rates	5,969	(1,139,431)	-0.45%	(892)	318,501	0.13%	(820,930)	-0.32%	July 11- December 14
Metals	645	(2,126,455)	-0.84%	(563)	11,119	0.00%	(2,115,336)	-0.84%	July 11- April 12
Stock indices	247	286,017	0.11%	(529)	(272,953)	-0.11%	13,064	0.00%	July 11- December11

Total		$(2,609,653)	-1.03%		$500,103	0.20%	$(2,109,550)	-0.83%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,833	$2,141,844	0.84%	(103)	$(88,116)	-0.03%	$2,053,728	0.81%	February 11 - February 12
Currencies	1,694	2,107,599	0.82%	(1,210)	2,412,863	0.94%	4,520,462	1.76%	March 11
Energy	657	1,274,637	0.50%	(396)	(1,182,550)	-0.46%	92,087	0.04%	January 11 - November 11
Interest rates	2,190	174,275	0.07%	(1,729)	(474,801)	-0.19%	(300,526)	-0.12%	January 11 - December 13
Metals	667	5,050,247	1.97%	(271)	(2,467,106)	-0.96%	2,583,141	1.01%	January 11 - October 11
Stock indices	2,533	189,573	0.07%	(128)	128,171	0.05%	317,744	0.12%	January 11 - May 11

Total		$10,938,175	4.27%		$(1,671,539)	-0.65%	$9,266,636	3.62%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of June 30, 2011 and December 31, 2010.

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

The Fund has determined that Level I securities would include most of its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of securities with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II securities. The Fund determined that Level II securities would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of June 30, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(2,609,653)	$(725,628)	$(1,884,025)	$—
Short	$500,103	$406,646	$93,457	$—
	$(2,109,550)	$(318,982)	$(1,790,568)	$—

Forwards
Long	$—	$—	$—	$—
Short	$—	$—	$—	$—
	$—	$—	$—	$—

June 30, 2011	$(2,109,550)	$(318,982)	$(1,790,568)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$10,938,175	$7,228,490	$3,709,685	$—
Short	$(1,671,539)	$795,567	$(2,467,106)	$—
	$9,266,636	$8,024,057	$1,242,579	$—

Forwards
Long	$—	$—	$—	$—
Short	$—	$—	$—	$—
	$—	$—	$—	$—

December 31, 2010	$9,266,636	$8,024,057	$1,242,579	$—

The Fund’s volume of trading futures as of the period and year ended June 30, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended June 30, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector on derivative instruments for each of the three and six month periods ended June 30, 2011 and 2010:

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(3,389,284)	$(5,158,450)
Currencies	(1,608,433)	(2,577,608)
Energy	(9,163,547)	(9,348,337)
Interest rates	3,477,792	1,948,608
Metals	242,644	3,004,185
Stock indices	(5,140,900)	(4,308,557)

Total	$(15,581,728)	$(16,440,159)

	For the three months ended	For the six months ended
	June 30, 2010	June 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(2,675,089)	$(2,634,062)
Currencies	(4,525,290)	1,980,610
Energy	(10,196,949)	(4,528,564)
Interest rates	16,540,115	22,344,603
Metals	2,070,554	2,297,046
Stock indices	(8,313,051)	(8,290,436)

Total	$(7,099,710)	$11,169,197

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

5.     RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended June 30, 2011 amounted to $13,313, of which $9,072 was payable to the Transfer Agent as of June 30, 2011.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an update to requirements relating to Fair Value Measurement which represents amendments to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

The amendments that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements relate to (i) measuring the fair value of the financial instruments that are managed within a portfolio; (ii) application of premium and discount in a fair value measurement; and (iii) additional disclosures about fair value measurements. The update is effective for annual periods beginning after December 15, 2011. MLAI does not believe the adoption of this update will have a material impact on the Fund’s financial statements.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2010	$1.0816	$1.0975	$1.2139	$1.2405	$1.1682	$1.1659
2011	$1.3232	$1.3463	$1.3119	$1.3439	$1.2687	$1.2231

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2010	$1.0209	$1.0351	$1.1439	$1.1680	$1.0990	$1.0959
2011	$1.2365	$1.2571	$1.2239	$1.2527	$1.1816	$1.1382

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2010	$0.8612	$0.8749	$0.9689	$0.9914	$0.9348	$0.9341
2011	$1.0694	$1.0895	$1.0630	$1.0903	$1.0305	$0.9947

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2010	$1.0754	$1.0915	$1.2077	$1.2346	$1.1631	$1.1612
2011	$1.3208	$1.3444	$1.3105	$1.3428	$1.2681	$1.2229

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June
2010	$1.3193	$1.3403	$1.4843	$1.5188	$1.4321	$1.4310
2011	$1.6383	$1.6690	$1.6285	$1.6702	$1.5787	$1.5239

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June
2010	$1.3787	$1.4019	$1.5538	$1.5912	$1.5016	$1.5017
2011	$1.7290	$1.7625	$1.7211	$1.7663	$1.6710	$1.6143

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash and cash equivalents and (restricted cash) and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the second quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2011, Fund capital decreased 1.50% from $255,959,800 to $252,131,204.  This decrease was attributable to the net loss from operations of $20,105,885 coupled with the redemption of 3,726,610 Redeemable Units resulting in an outflow of $5,782,837.  The cash outflow was offset with cash inflow of $22,060,126 due to subscription of 15,598,054 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indexes of financial assets such as stocks, domestic and global stock indexes, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s balance sheet.  Contracts are priced daily by the Fund and the gain or loss based on the daily mark to market are recorded as unrealized gains.  When the contract is closed, the Fund records a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized gains (losses) and changes in unrealized gains (losses) on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME)  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day  and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities.   The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including by requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2011 to June 30, 2011

January 1, 2011 to March 31, 2011

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

April 1, 2011 to June 30, 2011

The Fund experienced a net trading loss of $15,581,728 before brokerage commissions and related fees in the second quarter of 2011. The Funds profits were primarily attributable to the interest rate and the metals sector posting profits. The currency, agriculture, stock indices and energy sectors posted losses.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. In a long inflation environment, the trading program anticipated rising interest rates and falling bond markets. Concerns about the quality of bonds should theoretically strengthen such a move. However, a flight towards non U.S. bonds took place. Short positions in Canadian, European, Japanese and Australian bond markets therefore resulted in losses. Profits were posted the Fund in the middle of the quarter as the restless currency, commodity and equity markets reinforced the flight to widely considered safe bond markets. With the Greek unrest, the flight to widely considered safe interest rate markets calmly continued from the previous month resulting in profits posted to the Fund at the end of the quarter.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter with rising prices of precious metals, including silver. Losses were posted to the Fund in the middle of the quarter due to the trading program’s various positions in the metals markets. Losses were posed to the Fund at the end of the quarter as precious metals weakened over the course of the month.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. A dominating significant trend was the falling U.S. dollar in April and the Fund was able to earn as much from this move as the limitations to risk concentration allowed. Losses were posted to the Fund in the middle of the quarter. Although the falling U.S. dollar was a favorable trend in April, the reaction in this trend was the main source of losses in May. Losses were posted to the Fund at the end of the quarter. Several positions that benefit from a declining U.S. dollar and Euro resulted in losses.

The agriculture sector posted losses to the Fund. Positions in various agricultural markets offered diversification but not enough to offset losses posted to the Fund at the beginning of the quarter. Losses were posted to the Fund in the middle of the quarter. In the agricultural markets, it was noticeable that the near contracts were affected by the dim sentiment of the other commodity markets, while the far contracts reflected that the climatic conditions in Europe and the U.S. did not promise much for the next harvest. Losses were posted to the Fund at the end of the quarter. The majority of commodity markets started the month rising, with the trading program holding long positions, only to weaken in the course of the month, leading to losses as a consequence in corn and soybeans. Sugar succeeded in staying reasonably strong and the trading program picked up the decline in wheat although not enough to offset losses.

The stock indices posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter through long positions in sector indices and short positions in volatility indices. Losses were posted to the Fund in the middle of the quarter as stock markets which were previously rising under the influence of higher commodity markets were hit as the commodity markets turned. Particularly in emerging countries where continued concern about the stability of the Euro fed the reaction. Losses were posted to the Fund at the end of the quarter. Short positions in Australia and Italy were not enough to offset losses from long positions in Taiwan, Sweden, Switzerland and the U.S.

The energy sector posted losses to the Fund. The Fund benefited only to a limited extent from the upward trend in crude oil and related products which was not enough to offset losses posted to the Fund at the beginning of the quarter. Losses were posted to the Fund in the middle of the quarter due to fluctuation of oil prices. Losses were posted to the Fund at the end of the quarter due to the decline in carbon emission rights and electricity markets.

January 1, 2010 to June 30, 2010

January 1, 2010 to March 31, 2010

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

April 1, 2010 to June 30, 2010

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

The Fund, under the direction of Transtrend, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2011 and 2010 the Fund’s average Month-end Net Asset Value was $259,020,010 and $241,770,462, respectively.

June 30, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$1,696,038	0.65%	$2,900,050	$664,888
Currencies	8,013,349	3.09%	11,388,125	4,535,290
Energy	1,810,798	0.70%	3,179,507	1,061,402
Interest Rates	951,984	0.37%	2,061,501	324,409
Metals	5,785,476	2.23%	10,262,688	3,328,746
Stock Indices	6,227,948	2.40%	8,606,799	3,671,805

Total	$24,485,593	9.44%	$38,398,670	$13,586,540

June 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$2,204,722	0.91%	$3,644,533	$1,184,779
Currencies	7,273,969	3.01%	12,294,354	3,996,697
Energy	8,316,525	3.44%	13,186,378	4,060,278
Interest Rates	3,528,401	1.46%	7,542,633	939,365
Metals	1,398,324	0.58%	3,008,013	364,706
Stock Indices	2,936,046	1.21%	4,603,316	1,454,327

TOTAL	$25,657,987	10.61%	$44,279,227	$12,000,152

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

The following were the primary trading risk exposures of the Fund as of June 30, 2011, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2011. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, Swedish krona and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$248,623	186,991	$1.3296
Feb-11	133,573	100,947	1.3232
Mar-11	2,835,475	2,106,124	1.3463
Apr-11	1,115,380	850,202	1.3119
May-11	1,404,913	1,045,400	1.3439
Jun-11	972,069	766,193	1.2687
Jul-11	176,474	144,284	1.2231

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$534,604	429,884	$1.2436
Feb-11	756,991	612,205	1.2365
Mar-11	884,627	703,704	1.2571
Apr-11	1,052,270	859,768	1.2239
May-11	1,157,700	924,164	1.2527
Jun-11	1,244,888	1,053,561	1.1816
Jul-11	370,993	325,947	1.1382

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.0733
Feb-11	—	—	1.0694
Mar-11	—	—	1.0895
Apr-11	—	—	1.0630
May-11	—	—	1.0903
Jun-11	—	—	1.0305
Jul-11	—	—	0.9947

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$199,823	150,605	$1.3268
Feb-11	14,999	11,356	1.3208
Mar-11	31,182	23,194	1.3444
Apr-11	—	—	1.3105
May-11	29,998	22,340	1.3428
Jun-11	40,000	31,543	1.2681
Jul-11	—	—	1.2229

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$2,447,633	1,488,556	$1.6443
Feb-11	—	—	1.6383
Mar-11	2,916,160	1,747,250	1.6690
Apr-11	505,731	310,550	1.6285
May-11	1,864,710	1,116,459	1.6702
Jun-11	1,668,777	1,057,058	1.5787
Jul-11	953,024	625,385	1.5239

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.7338
Feb-11	—	—	1.7290
Mar-11	—	—	1.7625
Apr-11	—	—	1.7211
May-11	—	—	1.7663
Jun-11	—	—	1.6710
Jul-11	—	—	1.6143

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

Item 6.            Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                             Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02       Are filed herewith.

32.01 and

32.02                                             Section 1350 Certifications

Exhibit 32.01

and 32.02       Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 12, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date August 12, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)