Form 10-Q
period 2011-09-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2011-11-10
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, 174,156,288 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2011 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2011	2010
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $14,040,779 for 2011 and $30,894,537 for 2010)	$244,507,696	$248,920,843
Net unrealized profit on open futures contracts	4,529,237	9,574,957
Cash and cash equivalents	318,188	353,576
Accrued interest receivable	65,981	68,936

TOTAL ASSETS	$249,421,102	$258,918,312

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$438,985	$2,012,779
Redemptions payable	801,724	356,780
Net unrealized loss on open futures contracts	1,198,716	308,321
Other liabilities	300,352	280,632

Total liabilities	2,739,777	2,958,512

MEMBERS’ CAPITAL:
Members’ Interest (174,156,288 Units and 159,458,717 Units outstanding; unlimited Units authorized)	246,681,325	255,959,800
Total members’ capital	246,681,325	255,959,800

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$249,421,102	$258,918,312

NET ASSET VALUE PER UNIT:

Class A	$1.1726	$1.3296
Class C	$1.0885	$1.2436
Class D	$0.9573	$1.0733
Class I	$1.1737	$1.3268
Class DS	$1.4665	$1.6443
Class DT	$1.5574	$1.7338

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
TRADING PROFIT (LOSS):

Realized, net	$(13,392,486)	$4,698,097	$(18,456,459)	$13,932,223
Change in unrealized, net	5,440,071	11,083,193	(5,936,115)	13,018,264
Brokerage commissions	(265,808)	(307,648)	(869,477)	(1,052,960)

Total trading profit (loss)	(8,218,223)	15,473,642	(25,262,051)	25,897,527

INVESTMENT INCOME (LOSS)
Interest	(6,268)	(1,279)	(14,256)	(3,243)

EXPENSES:
Management fee	1,168,256	1,085,465	3,566,141	3,249,485
Sponsor fee	178,517	118,484	506,780	337,248
Other	159,647	164,613	487,568	415,456
Total expenses	1,506,420	1,368,562	4,560,489	4,002,189

NET INVESTMENT LOSS	(1,512,688)	(1,369,841)	(4,574,745)	(4,005,432)

NET INCOME (LOSS)	$(9,730,911)	$14,103,801	$(29,836,796)	$21,892,095

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	8,884,256	2,952,981	6,949,837	2,617,020
Class C	19,072,573	14,738,931	17,875,018	14,377,816
Class D	2,000,000	2,000,000	2,000,000	2,000,000
Class I	1,150,404	591,677	1,107,459	528,380
Class DS	117,774,850	115,200,170	115,574,453	115,658,914
Class DT	24,469,036	32,637,693	24,953,559	38,342,360

Net income (loss) per weighted average Unit
Class A	$(0.0541)	$0.0698	$(0.1962)	$0.0927
Class C	$(0.0492)	$0.0614	$(0.1624)	$0.0735
Class D	$(0.0374)	$0.0577	$(0.1160)	$0.0821
Class I	$(0.0521)	$0.0688	$(0.1587)	$0.0835
Class DS	$(0.0576)	$0.0877	$(0.1803)	$0.1329
Class DT	$(0.0571)	$0.0837	$(0.1735)	$0.1309

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September  30, 2011 and 2010

(unaudited) (in Units)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Members’ Capital September 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Members’ Capital September 30, 2011
Class A	2,271,823	1,053,349	(336,393)	2,988,779	3,458,026	6,116,243	(275,567)	9,298,702
Class C	14,482,763	3,588,340	(3,278,295)	14,792,808	15,140,200	5,568,170	(2,493,345)	18,215,025
Class D	2,000,000	—	—	2,000,000	2,000,000	—	—	2,000,000
Class I	502,000	204,305	(114,693)	591,612	911,417	328,762	(102,636)	1,137,543
Class DS	109,221,404	14,884,402	(9,825,816)	114,279,990	111,667,815	7,936,193	(822,470)	118,781,538
Class DT	43,327,942	351,090	(15,099,735)	28,579,297	26,281,259	401,274	(1,959,053)	24,723,480

Total Members’ Units	171,805,932	20,081,486	(28,654,932)	163,232,486	159,458,717	20,350,642	(5,653,071)	174,156,288

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

For the nine months ended September 30, 2011 and 2010

(unaudited)

	Members’ Capital December 31, 2009	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2010	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2011
Class A	$2,598,931	$1,227,977	$(383,479)	$242,500	$3,685,929	$4,597,909	$8,018,819	$(349,560)	$(1,363,249)	$10,903,919
Class C	15,651,574	3,965,653	(3,568,622)	1,056,632	17,105,237	18,827,816	6,745,969	(2,843,409)	(2,903,028)	19,827,348
Class D	1,819,381	—	—	164,192	1,983,573	2,146,621	—	—	(232,045)	1,914,576
Class I	570,784	240,540	(128,109)	44,140	727,355	1,209,298	428,435	(126,872)	(175,758)	1,335,103
Class DS	152,211,382	20,606,244	(14,550,080)	15,366,450	173,633,996	183,611,518	12,752,142	(1,335,252)	(20,832,447)	174,195,961
Class DT	63,048,634	516,790	(22,901,394)	5,018,181	45,682,211	45,566,638	641,276	(3,373,227)	(4,330,269)	38,504,418

Total Members’ Capital	$235,900,686	$26,557,204	$(41,531,684)	$21,892,095	$242,818,301	$255,959,800	$28,586,641	$(8,028,320)	$(29,836,796)	$246,681,325

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

For the 3 months ended September 30, 2011

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2231	$1.1382	$0.9947	$1.2229	$1.5239	$1.6143

Net Realized and net change in unrealized trading profit (loss)	(0.0378)	(0.0351)	(0.0308)	(0.0378)	(0.0472)	(0.0501)
Brokerage commissions	(0.0013)	(0.0012)	(0.0010)	(0.0013)	(0.0016)	(0.0017)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0114)	(0.0134)	(0.0056)	(0.0101)	(0.0086)	(0.0051)

Net asset value, end of period	$1.1726	$1.0885	$0.9573	$1.1737	$1.4665	$1.5574

Total Return: (a)

Total return before Performance fees	-4.12%	-4.36%	-3.76%	-4.03%	-3.76%	-3.52%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-4.12%	-4.36%	-3.76%	-4.03%	-3.76%	-3.52%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.93%	1.18%	0.56%	0.83%	0.56%	0.31%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.93%	1.18%	0.56%	0.83%	0.56%	0.31%

Net investment income (loss)	-0.94%	-1.19%	-0.56%	-0.84%	-0.56%	-0.31%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED September 30, 2011 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3296	$1.2436	$1.0733	$1.3268	$1.6443	$1.7338

Net Realized and net change in unrealized trading profit (loss)	(0.1166)	(0.1084)	(0.0949)	(0.1166)	(0.1453)	(0.1540)
Brokerage commissions	(0.0043)	(0.0040)	(0.0035)	(0.0043)	(0.0053)	(0.0056)
Interest income	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0001)
Expenses	(0.0360)	(0.0426)	(0.0175)	(0.0321)	(0.0271)	(0.0167)

Net asset value, end of period	$1.1726	$1.0885	$0.9573	$1.1737	$1.4665	$1.5574

Total Return: (a)

Total return before Performance fees	-11.84%	-12.50%	-10.84%	-11.58%	-10.84%	-10.17%
Performance fees	-0.04%	-0.04%	-0.04%	-0.04%	-0.04%	-0.08%
Total return after Performance fees	-11.88%	-12.54%	-10.88%	-11.62%	-10.88%	-10.25%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	2.80%	3.55%	1.68%	2.50%	1.68%	0.93%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.04%
Expenses (including Performance fees)	2.80%	3.55%	1.68%	2.50%	1.68%	0.97%

Net investment income (loss)	-2.81%	-3.56%	-1.69%	-2.51%	-1.69%	-0.98%

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

As of September 30, 2011 the Fund offers six Classes of Units:  Class A, Class C, Class D, Class DS, Class DT and Class I.  Each Class of Units, except for Class DT offered at $1.1117, was offered at $1.00 per Unit during the initial offering period and subsequently is offered at Net Asset Value per Unit.  The six Classes of Units are subject to different sponsor fees.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, Bank of America or any of its affiliates or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2011 and the results of its operations for the three and nine months ended  September 30, 2011 and 2010.  However, the operating results for the interim period may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2011 and December 31, 2010 are as follows:

September 30, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	253	$(416,576)	-0.17%	(1,349)	$2,157,623	0.87%	$1,741,047	0.70%	October 11 - November 12
Currencies	198	(186,076)	-0.08%	(354)	609,943	0.25%	423,867	0.17%	December 11
Energy	26	(170,516)	-0.07%	(611)	1,681,695	0.68%	1,511,179	0.61%	October 11 - December 13
Interest rates	1,947	(256,842)	-0.10%	(1,154)	354,916	0.14%	98,074	0.04%	December 11 - March 15
Metals	422	(7,279,434)	-2.95%	(522)	6,761,246	2.74%	(518,188)	-0.21%	October 11 - February 12
Stock indices	233	207,496	0.08%	(342)	(132,954)	-0.05%	74,542	0.03%	October 11 - March 12

Total		$(8,101,948)	-3.29%		$11,432,469	4.63%	$3,330,521	1.34%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,833	$2,141,844	0.84%	(103)	$(88,116)	-0.03%	$2,053,728	0.81%	February 11 - February 12
Currencies	1,694	2,107,599	0.82%	(1,210)	2,412,863	0.94%	4,520,462	1.76%	March 11
Energy	657	1,274,637	0.50%	(396)	(1,182,550)	-0.46%	92,087	0.04%	January 11 - November 11
Interest rates	2,190	174,275	0.07%	(1,729)	(474,801)	-0.19%	(300,526)	-0.12%	January 11 - December 13
Metals	667	5,050,247	1.97%	(271)	(2,467,106)	-0.96%	2,583,141	1.01%	January 11 - October 11
Stock indices	2,533	189,573	0.07%	(128)	128,171	0.05%	317,744	0.12%	January 11 - May 11

Total		$10,938,175	4.27%		$(1,671,539)	-0.65%	$9,266,636	3.62%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Partners’ Capital as of September 30, 2011 and December 31, 2010.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts by the above fair value hierarchy levels as of September 30, 2011 and December 31, 2010 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(8,101,948)	$(952,909)	$(7,149,039)	$—
Short	$11,432,469	$4,671,223	$6,761,246	$—
	$3,330,521	$3,718,314	$(387,793)	$—

Forwards
Long	$—	$—	$—	$—
Short	$—	$—	$—	$—
	$—	$—	$—	$—

September 30, 2011	$3,330,521	$3,718,314	$(387,793)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$10,938,175	$7,228,490	$3,709,685	$—
Short	$(1,671,539)	$795,567	$(2,467,106)	$—
	$9,266,636	$8,024,057	$1,242,579	$—

Forwards
Long	$—	$—	$—	$—
Short	$—	$—	$—	$—
	$—	$—	$—	$—

December 31, 2010	$9,266,636	$8,024,057	$1,242,579	$—

The Fund’s volume of trading futures as of the period and year ended September 30, 2011 and December 31, 2010, respectively, are representative of the activity throughout these periods. There were no transfers to or from Level I or II during the quarter ended September 30, 2011.

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

The following table indicates the trading gains and losses, by commodity industry sector on derivative instruments for each of the three and nine month periods ended September 30, 2011 and 2010:

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$(3,081,125)	$(8,239,575)
Currencies	(12,021,945)	(14,599,537)
Energy	746,248	(8,602,104)
Interest rates	8,487,542	10,436,150
Metals	(237,857)	2,766,327
Stock indices	(1,845,278)	(6,153,835)

Total	$(7,952,415)	$(24,392,574)

	For the three months ended	For the nine months ended
	September 30, 2010	September 30, 2010
Commodity Industry Sector	Gain (loss) from trading	Gain (loss) from trading

Agriculture	$581,350	$(2,052,713)
Currencies	1,870,215	3,850,820
Energy	4,354,638	(173,926)
Interest rates	7,507,794	29,852,409
Metals	2,883,288	5,180,328
Stock indices	(1,415,995)	(9,706,431)

Total	$15,781,290	$26,950,487

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Transtrend, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Transtrend to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which will consist of the ongoing process of advisor monitoring, along with monitoring the market risk controls being applied by Transtrend is sufficient to detect any such intervention is needed.

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

5.               RELATED PARTY TRANSACTIONS

Starting in June of 2010, the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a related party of Merrill Lynch through MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI with a minimum annual fee of $2,700,000. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Transfer Agent fee, which was determined at 0.02% of aggregate asset level, allocated to the Fund for the quarter ended September 30, 2011 amounted to $12,567, of which $8,680 was payable to the Transfer Agent as of September 30, 2011.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2010	$1.0816	$1.0975	$1.2139	$1.2405	$1.1682	$1.1659	$1.1497	$1.1940	$1.2333
2011	$1.3232	$1.3463	$1.3119	$1.3439	$1.2687	$1.2231	$1.2528	$1.2058	$1.1726

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2010	$1.0209	$1.0351	$1.1439	$1.1680	$1.0990	$1.0959	$1.0798	$1.1205	$1.1563
2011	$1.2365	$1.2571	$1.2239	$1.2527	$1.1816	$1.1382	$1.1649	$1.1202	$1.0885

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2010	$0.8612	$0.8749	$0.9689	$0.9914	$0.9348	$0.9341	$0.9223	$0.9590	$0.9918
2011	$1.0694	$1.0895	$1.0630	$1.0903	$1.0305	$0.9947	$1.0202	$0.9831	$0.9573

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2010	$1.0754	$1.0915	$1.2077	$1.2346	$1.1631	$1.1612	$1.1454	$1.1899	$1.2294
2011	$1.3208	$1.3444	$1.3105	$1.3428	$1.2681	$1.2229	$1.2531	$1.2064	$1.1737

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2010	$1.3193	$1.3403	$1.4843	$1.5188	$1.4321	$1.4310	$1.4129	$1.4692	$1.5194
2011	$1.6383	$1.6690	$1.6285	$1.6702	$1.5787	$1.5239	$1.5629	$1.5061	$1.4665

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2010	$1.3787	$1.4019	$1.5538	$1.5912	$1.5016	$1.5017	$1.4839	$1.5443	$1.5984
2011	$1.7290	$1.7625	$1.7211	$1.7663	$1.6710	$1.6143	$1.6570	$1.5981	$1.5574

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets are its (i) equity in its trading account, consisting of cash including restricted cash, and unrealized gain net of unrealized losses and (ii) interest receivable. Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the third quarter of 2011 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by gains or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2011, Fund capital decreased 3.62% from $255,959,800 to $246,681,325.  This decrease was attributable to the net loss from operations of $29,836,796 coupled with the redemption of 5,653,071 Redeemable Units resulting in an outflow of $8,028,320.  The cash outflow was offset with cash inflow of $28,586,641 due to subscriptions of 20,350,642 units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2011 to September 30, 2011

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

July 1, 2011 to September 30, 2011

The Fund experienced a net trading loss of $7,952,415 before brokerage commissions and related fees in the third quarter of 2011. The Funds profits were primarily attributable to the interest rate and the energy sectors posting profits. The metals, stock indices, agriculture, and currency sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Profits were earned from the flight from deemed unsafe government bonds, and more still, from the flight to deemed safe government bonds. Losses on positions in several spreads between various interest rate instruments did not affect the positive result.  Profits were posted to the Fund in the middle of the quarter. The best trends were due to the continuing flight to deemed safe government bonds. Profits were posted to the Fund at the end of the quarter.  The rising, safely-deemed interest rate markets in Germany and North America continued their rise on the long end of the yield curve, i.e. terms longer than five years.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter only to be reversed in the middle of the quarter as the North Sea oil suffered damage during the first week August. Profits were posted to the Fund at the end of the quarter due to gains on short positions in natural gas.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the increase in the price of gold. Profits were posted to the Fund in the middle of the quarter due to the trading program’s long positions in gold. Losses were posted to the Fund at the end of the quarter. Many commodities seemed to enter the month optimistically, but soon lost their appeal. This occurred not only to previously safely-deemed precious metals like gold and silver, but also to industrial commodities such as copper.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The least amount of trends was in the stock markets as they were thrown back and forth between the following forces at work. Good results were only achieved near the two extremes, for example falling in Italy and Greece and rising in Russia and Taiwan. Losses were posted to the Fund in the middle of the quarter.  The Russian stock market was dragged down by falling oil prices. The trading program’s long positions in technology stocks in Taiwan, Korea and in the NASDAQ also produced losses. Losses were posted to the Fund at the end of the quarter. The trading program’s positions responding to recovering North American equities were not (yet) profitable.

The agriculture sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the quarter due to rising prices in corn, sugar and milk. Losses were posted to the Fund in the middle of the quarter due to the trading program’s losses on hogs, coffee, sugar and milk. Losses were posted to the Fund at the end of the quarter due to the trading program’s positions in grains such as corn and wheat.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Profits were made in the trading program’s several short positions which were offset by losses in the trading program’s several other long positions. The strong Japanese yen and British pound resulted almost exclusively in losses on several earlier accumulated trading programs’ short positions. The strength of the currencies of Australia, New Zealand, South Korea, India, Philippines, Chile and Brazil and the weakness of the Turkish lira posted profits, but was not enough to fully offset losses. Losses were posted to the Fund in the middle of the quarter from the trading program’s long positions in commodity-rich currencies, such as those from Russia, Australia, New Zealand, South Africa, Mexico, Brazil and Chile. The rise of the Swiss franc generated profits, despite the far reaching measures by the Swiss central bank. Losses were posted to the Fund at the end of the quarter. In late August, it seems that most European currencies, and even more so, the currencies of some emerging countries like South Korea and a number of resource-rich countries like Australia, started to recover. The trading program’s positions anticipated a continuation of this trend which resulted in losses posted to the Fund. Profits were earned with the decline of the Taiwanese dollar versus the U.S. dollar and the rise of the Japanese yen versus the Korean won and the Mexican peso which was not enough to offset the losses.

January 1, 2010 to September 30, 2010

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

July 1, 2010 to September 30, 2010

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2011 and 2010 the Fund’s average Month-end Net Asset Value was $256,942,743 and $241,770,462, respectively.

September 30, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$1,681,438	0.65%	$2,900,050	$664,888
Currencies	5,556,367	2.16%	11,388,125	434,159
Energy	3,535,098	1.38%	9,092,079	1,061,402
Interest Rates	1,627,611	0.63%	3,878,184	324,409
Metals	5,582,652	2.17%	10,262,688	3,328,746
Stock Indices	4,218,390	1.64%	8,606,799	134,677

Total	$22,201,556	8.63%	$46,127,925	$5,948,281

September 30, 2010

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,803,312	0.75%	$3,644,533	$778,695
Currencies	7,467,721	3.11%	12,294,354	3,996,697
Energy	7,712,158	3.21%	13,186,378	4,060,278
Interest Rates	3,819,487	1.59%	7,542,633	939,365
Metals	1,910,846	0.80%	3,722,391	364,706
Stock Indices	2,285,061	0.95%	4,603,316	765,150

TOTAL	$24,998,585	10.41%	$44,993,605	$10,904,891

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

The following were the primary trading risk exposures of the Fund as of September 30, 2011, by market sector.

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

Stock Indices

The Fund’s primary equity exposure is to CBOE VIX, NASDAQ and Russell equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, corn and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2011. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen, British pound and Euros.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars only in cash at MLPF&S or BlackRock. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 15, 2011.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$248,623	186,991	$1.3296
Feb-11	133,573	100,947	1.3232
Mar-11	2,835,475	2,106,124	1.3463
Apr-11	1,115,380	850,202	1.3119
May-11	1,404,913	1,045,400	1.3439
Jun-11	972,069	766,193	1.2687
Jul-11	176,474	144,284	1.2231
Aug-11	737,731	588,866	1.2528
Sep-11	394,581	327,236	1.2058
Oct-11	56,549	48,225	1.1726

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$534,604	429,884	$1.2436
Feb-11	756,991	612,205	1.2365
Mar-11	884,627	703,704	1.2571
Apr-11	1,052,270	859,768	1.2239
May-11	1,157,700	924,164	1.2527
Jun-11	1,244,888	1,053,561	1.1816
Jul-11	370,993	325,947	1.1382
Aug-11	150,000	128,766	1.1649
Sep-11	593,896	530,171	1.1202
Oct-11	287,556	264,176	1.0885

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.0733
Feb-11	—	—	1.0694
Mar-11	—	—	1.0895
Apr-11	—	—	1.0630
May-11	—	—	1.0903
Jun-11	—	—	1.0305
Jul-11	—	—	0.9947
Aug-11	—	—	1.0202
Sep-11	—	—	0.9831
Oct-11	59,699	62,362	0.9573

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$199,823	150,605	$1.3268
Feb-11	14,999	11,356	1.3208
Mar-11	31,182	23,194	1.3444
Apr-11	—	—	1.3105
May-11	29,998	22,340	1.3428
Jun-11	40,000	31,543	1.2681
Jul-11	—	—	1.2229
Aug-11	112,433	89,724	1.2531
Sep-11	—	—	1.2064
Oct-11	—	—	1.1737

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$2,447,633	1,488,556	$1.6443
Feb-11	—	—	1.6383
Mar-11	2,916,160	1,747,250	1.6690
Apr-11	505,731	310,550	1.6285
May-11	1,864,710	1,116,459	1.6702
Jun-11	1,668,777	1,057,058	1.5787
Jul-11	953,024	625,385	1.5239
Aug-11	—	—	1.5629
Sep-11	2,396,107	1,590,935	1.5061
Oct-11	304,677	207,758	1.4665

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.7338
Feb-11	—	—	1.7290
Mar-11	—	—	1.7625
Apr-11	—	—	1.7211
May-11	—	—	1.7663
Jun-11	—	—	1.6710
Jul-11	—	—	1.6143
Aug-11	—	—	1.6570
Sep-11	641,276	401,274	1.5981
Oct-11	338,330	217,240	1.5574

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

Item 6.            Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02       Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02 Are filed herewith.

32.01 and

32.02       Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2011 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 10, 2011	By:	/s/ JUSTIN C. FERRI
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date November 10, 2011	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)