Form 10-K
period 2011-12-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2012-03-23
CIK 1399406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2011

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

Securities registered pursuant to Section 12(g) of the Act: Classes A, C, D, I and M Units of Limited Liability Company Interest

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

As of February 29, 2012 Units of limited liability company interest with an aggregate Net Asset Value of $211,397,260 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2011 Annual Report and Reports of Independent Registered Public Accounting Firms, the annual report to security holders for the year ended December 31, 2011, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

ANNUAL REPORT FOR 2011 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”) was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities in April 2007.  The Fund engages in the speculative trading of commodities.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the sponsor (“Sponsor”) and manager (“Manager”) of the Fund.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“ML & Co.”).  Merrill Lynch is a wholly-owned subsidiary of Bank of America.  MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“ML & Co.”).  ML & Co. is a wholly-owned subsidiary of Bank of America Corporation (“Bank of America”).  Bank of America and its affiliates are sometimes referred to herein as (“BAC”).

The Fund is part of the Merrill Lynch FuturesAccessSM Program (“FuturesAccess”), which has been sponsored and designed by MLAI to make available different managed futures and other commodity trading funds (the “FuturesAccess Funds”) to qualified investors.

Transtrend B.V (“Transtrend” or the “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor is not registered under the Investment Advisers Act of 1940.  The Trading Advisor trades the Transtrend Diversified Trend Program — Enhanced Risk Profile (the “Trading Program”) for the Fund.  The Trading Program is systematic and is based on quantitative analysis. The Trading Program trades futures, options, options on futures, swaps, swaps on futures, and forward contracts on various commodities, see “Trading Advisor’s Trading Program,” below.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

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

As of December 31, 2011, the Net Asset Value of the Fund was $221,046,309. As of December 31, 2011, the Net Asset Value per Unit was $1.1801 for Class A, $1.0927 for Class C, $0.9670 for Class D, $1.1823 for Class I, $1.4814 for Class DS and $1.5771 for Class DT.  As of December 31, 2011, no Class M Units were issued.

Since the Fund began trading activities, the highest month-end Net Asset Value per Unit for Class A was $1.3886 (February 28, 2009) and the lowest was $1.0780 (September 30, 2007).  The highest month-end Net Asset Value per Unit for Class C was $1.3228 (February 28, 2009) and the lowest was $0.9228 (August 31, 2007).  The highest month-end Net Asset Value per Unit for Class D was $1.2380 (February 28, 2009) and the lowest was $0.8612 (January 31, 2010).  The highest month-end Net Asset Value per Unit for Class I was $1.3760 (February 28, 2009) and the lowest was $1.0475 (November 30, 2007). The highest month-end Net Asset Value per Unit for Class DS was $1.6705 (February 28, 2009) and the lowest was $1.0532 (April 30, 2007).  The highest month-end Net Asset Value per Unit for Class DT was $1.7663 (April 30, 2011) and the lowest was $1.0950 (August 31, 2007).

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

Advisory Agreement Term

The advisory agreement will continue in effect until December 31, 2012.  Thereafter, the advisory agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 90 days’ notice to the other party. The advisory agreement may, however, be terminated at any time pursuant to any of the following: (i) the Trading Advisor may terminate the advisory agreement upon notice to the Fund and MLAI in the event that (a) the Fund or MLAI appoints a clearing broker other than a Merrill Lynch affiliate without the prior consent of the Tranding Advisor, or (b) MLAI overrides a trading instruction of the Trading Advisor (other than with respect to MLAI overriding a trade (x) as necessary or advisable for the protection of the Fund or (y) as necessary to fund distributions or redemptions, to pay Fund expenses, or to comply with speculative position limits); and (ii) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the advisory agreement as a result of a material breach of the advisory agreement by the other party, after notice of such material breach is provided to the breaching party and such material breach has not been cured within 10 days following the giving of such notice.  The advisory agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program, trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on regulated markets, such as exchanges, and/or over-the-counter (“OTC”) markets. The instruments that the Trading Advisor trades may also include other derivative, margined instruments, traded on regulated and/or OTC markets.  The Trading Program does not currently trade OTC foreign exchange (“F/X”) and derivatives on individual stocks for the Fund.

The applied principles of risk management play a dominant role in the Trading Advisor’s trading methodology.  The Trading Program is designed to pursue capital growth within the limits of a defined risk tolerance.  The Trading Program is essentially based on quantitative analysis of signaled price behavior of instruments traded and therefore not on fundamental analysis.

The Trading Program is systematic by nature and requires a consistent application.  Discretionary inputs are not essential to the effectiveness of the program.

The applied market approach does not forecast markets or price levels but participates in a systematic and dynamic way in signaled price patterns.  The trading systems of the Trading Program are designed to profit from recurring, non-random characteristics of price behavior in markets.  In all trading systems there are elements which identify and respect the dominant market direction.  The trading systems exploit directional price movement of single instruments and of intra-market and inter-market combinations of instruments.

While the Trading Advisor generally will not use discretionary inputs in trading client accounts, in the event of exceptional market circumstances the Trading Advisor may use discretion in an attempt to limit risk to a position or an account.  The use of discretion by the Trading Advisor may have a positive or negative impact on the performance of the Fund.

The Trading Program may hold positions in different instruments with one or more trading systems.  The simultaneous application of diverging trading systems, each with a positive profit expectancy over the course of time, can contribute to a different timing of both purchase and sale transactions, thus enhancing smoother performance characteristics when compared to a single trading system.  However, the profitability of trading systems, individually or in combination, cannot be guaranteed and the Fund may incur substantial losses.

The Trading Program has two risk profiles:  the Standard Risk Profile and the Enhanced Risk Profile, investable in various currencies.  The Enhanced Risk Profile is approximately 1.5 times the leverage of the Standard Risk Profile.  The Trading Advisor will trade the Trading Program - Enhanced Risk Profile (USD) on behalf of the Fund.  The Trading Program can at any time be net long, short or neutral in any given market.

Once the acceptable portfolio components have been defined for an account, the Trading Advisor determines the relative proportions of all components within the portfolio on the basis of signaled correlation over the course of time, which is re computed from time to time.  Correlation analysis contributes to the estimation of the risk to the portfolio of trends of particular instruments reversing at the same time.

The allocation to instruments, i.e., the determination of portfolio components and their relative proportions, varies over the course of time, because, among other reasons, of changes to the list of instruments traded in the Trading Program and because of observed changes in price behavior, correlation and market liquidity.

The risk-estimate used by the Trading Advisor is trade-based and takes volatility into account.  This implies an internal risk evaluation by the applied trading systems, which may lead to adjustments of position sizes during the lifetime of a position.  The initial risk evaluation determines the position size at the time of entry.  Signaled price behavior may lead to a gradual addition to or reduction of the initial position.  Significantly adverse price behavior may lead to a partial or full exit for all or a portion of the position, as applicable.  The Trading Advisor reserves the right to temporarily reduce individual or overall position sizes under extreme market conditions of any kind.  These extreme conditions may be real or perceived.  It is possible that such reductions, which have the sole intention of reducing risk, will reduce the profitability which could have been achieved otherwise.

The entry/exit tools used by the Trading Advisor may contain both proprietary trend-following and contra-trend elements and include techniques of dynamic profit targets and dynamic stop levels for individual trades.  The trading systems act at specific times or time intervals and upon specific price levels during a market session or during the day.

Forward Contracts and Counterparties

Markets

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during the 2011 fiscal year.

Currently, the only forward contracts entered into by the Fund are currency forwards.  Merrill Lynch International Bank Ltd. (“MLIB”) is the only counterparty to these forward contracts.  MLIB is an affiliate of Bank of America.  In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

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

CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as Net unrealized profit (loss) on open contracts in the Statements of Financial Condition, as of December 31, 2011 and 2010 are as follows:

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	415	$185,732	0.08%	(1,463)	$(628,585)	-0.28%	$(442,853)	-0.20%	January 12 - December 12
Currencies	551	273,422	0.12%	(434)	950,112	0.43%	1,223,534	0.55%	March 12
Energy	177	64,791	0.03%	(1,005)	3,491,388	1.58%	3,556,179	1.61%	January 12 - December 13
Interest rates	4,195	2,851,470	1.29%	(2,341)	(225,250)	-0.10%	2,626,220	1.19%	March 12 - September 15
Metals	242	(1,005,397)	-0.45%	(386)	1,437,831	0.65%	432,434	0.20%	January 12 - May 12
Stock indices	297	410,970	0.19%	(182)	(9,261)	0.00%	401,709	0.19%	January 12 - May 12

Total		$2,780,988	1.26%		$5,016,235	2.28%	$7,797,223	3.54%

December 31, 2010

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	1,833	$2,141,844	0.84%	(103)	$(88,116)	-0.03%	$2,053,728	0.81%	February 11 - February 12
Currencies	1,694	2,107,599	0.82%	(1,210)	2,412,863	0.94%	4,520,462	1.76%	March 11
Energy	657	1,274,637	0.50%	(396)	(1,182,550)	-0.46%	92,087	0.04%	January 11 - November 11
Interest rates	2,190	174,275	0.07%	(1,729)	(474,801)	-0.19%	(300,526)	-0.12%	January 11 - December 13
Metals	667	5,050,247	1.97%	(271)	(2,467,106)	-0.96%	2,583,141	1.01%	January 11 - October 11
Stock indices	2,533	189,573	0.07%	(128)	128,171	0.05%	317,744	0.12%	January 11 - May 11

Total		$10,938,175	4.27%		$(1,671,539)	-0.65%	$9,266,636	3.62%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2011 and 2010.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges as well as “over-the-counter”.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets.

Many of the Fund’s currency trades are executed in the spot and forward foreign exchange (“F/X”) markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX markets, take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse, as calculated by the clearinghouse, to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from a trader’s account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause a trader’s “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse likewise has “maintenance margin” requirements for member FCMs.  An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 5% to 25% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is the Fund’s futures clearing broker. MLPF&S is an affiliate of Bank of America. Certain of the  Fund’s assets will be held in customer-segregated accounts at MLPF&S or its affiliates in cash or invested in Commodity Futures Trading Commission (“CFTC”) authorized investments for customer funds, including, without limitation, commercial paper, U.S. government and government agency securities, prime non-U.S. government securities, corporate notes and money market funds.  However certain of such assets are not required to be, and generally are not, held in customer segregated accounts.  For example, assets used as collateral for margin trading in the OTC forward markets, including assets held by MLIB as F/X prime broker and counterparty, are typically not segregated.

The bank accounts in which MLPF&S deposits Fund cash may be offset accounts, which are non-interest bearing demand deposit accounts maintained with banks unaffiliated with BAC. MLPF&S may in the future elect to maintain accounts of this nature with one or more of its affiliates.  Offset account deposits reduce MLPF&S’ borrowing costs with these banks.  An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are for the benefit of MLPF&S’ customers, not subject to any MLPF&S liability.

MLAI, as sponsor of the Fund, has a general policy of maintaining exclusive clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.

Cash Management and Interest

The Fund generally will earn interest, as described below, on its cash, which is deemed to include, in addition to actual cash held by the Fund, its “open trade equity” i.e., equity attributable to unrealized gain and loss marked to market daily on open positions.  Cash is held primarily in U.S. dollars, and to a lesser extent in foreign currencies.  Cash does not include, and the Fund does not earn interest income on, the Fund’s gains or losses on its open forward, commodity option and certain non-U.S. futures positions since these gains and losses are not collected or paid until such positions are closed out.

The Fund’s cash may be greater than, less than or equal to the Fund’s Net Asset Value, on which the underlying redemption value of the Units is based, primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

MLPF&S intends to pay interest on the Fund’s cash, irrespective of how such cash is held or invested, at the most favorable rate payable by MLPF&S to accounts of BAC affiliates, which will consist of the current federal funds rate of interest minus a spread based on the currency held.  MLPF&S will receive the amount of the spread, in addition to any amounts it receives over the federal funds rate due to its investing activities, as well as any amounts it, or its affiliates, receive in brokerage commissions as described herein.  The Fund receives interest on its cash held in excess of margin.  MLPF&S retains the additional economic benefit derived from possession of the Fund’s cash, which includes the ability to invest such cash throughout cash management programs, which may include investments in vehicles managed or sponsored by MLPF&S or BAC affiliates.

MLPF&S, in the course of acting as commodity broker for the Fund, may lend certain currencies to, and borrow certain currencies from the Fund.  In the course of doing so, MLPF&S both retains certain amounts of interest and receives other economic benefits.  In doing so, MLPF&S follows its standard procedures for paying interest on the assets of the commodity pools sponsored by MLAI and other BAC affiliates and traded through MLPF&S.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2011, 2010 and 2009.

	2011		2010		2009
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$644,087	0.26%	$671,538	0.28%	$572,395	0.25%
Sponsor fees	673,816	0.27%	471,939	0.19%	453,477	0.20%
Management fees	4,663,195	1.86%	4,406,382	1.82%	3,904,212	1.70%
Performance fees	—	0.00%	1,574,502	0.65%	326	0.00%
Total	$5,981,098	2.39%	$7,124,361	2.94%	$4,930,410	2.15%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on it forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerages commissions are components of the trading profit or loss of the Fund rather than a distinct expense item separable from the Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Asset Values during 2011, 2010 and 2009 equaled $250,238,270, $242,489,189 and $229,728,184, respectively.

During 2011, the interest expense for the Fund was $(17,755), or approximately (0.01)% of the Fund’s average month-end Net Asset Values. During 2010, the Fund earned $474 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2009, the Fund earned $17,531 in interest income, or approximately 0.01% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

During 2011, 2010 and 2009 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions were approximately $6.10, $5.64 and $9.58, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I units (including the monthly interest credit and before reduction for accrued month-end redemptions, distributions, brokerage commissions, sponsor fees, management fees or performance fees, in each case as of the end of the month of determination). Class D, Class DS, Class DT and Class M Units do not pay Sponsor fees.

MLPF&S	Sales commissions

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions up to 0.5%. Sales commissions are deducted from proceeds prior to entering the fund. Shares purchased and reflected in the fund records are net of any commissions charged by MLPF&S. Class C, Class DS, Class DT and Class M Units are not subject to any sales commissions. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which Class M Units are held.

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

25% of any New Trading Profits generated by the Fund as a whole, as of the end of each calendar year. “New Trading Profits” equal any increase in the Net Asset Value of the Fund, prior to reduction for any accrued performance fee, as of the current performance fee or Sponsor fees, calculation date over the Fund’s “High Water Mark.” The “High Water Mark” attributable to the Fund equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value, solely for purposes of calculating the performance fee, does not include any interest income earned by the Fund.

TRANSTREND and MLAI	Management fees

All classes pay a flat-rate monthly charge of 0.1667 of 1% of the Fund’s month-end net assets (a 2% annual rate) except for Class DT Units which is charged a 1% annual rate. MLAI receives 50% of the management fees except for Class DT Units.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial offering costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts may become subject to government regulation, see Item 1A “Risk Factors—F/X Trading” and “Regulatory Changes Could Restrict the Fund’s Operations.”

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”), the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor will perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

Volatile Markets; Highly Leveraged Trading

Trading in the futures and over-the-counter OTC markets typically results in volatile performance.  Market price levels fluctuate dramatically and may be materially affected by unpredictable factors such as weather and governmental intervention.  The low margin requirements normally required in futures and OTC trading permits an extremely high degree of economic leverage.  This combination of leverage and volatility creates a high degree of risk.  Additionally, although the Trading Advisor may initiate stop-loss orders on certain positions to limit this risk, there can be no assurance that any stop-loss order will be executed or, even if executed, that it will be executed at the desired price or time.

Importance of General Market Conditions

Neither MLAI nor the Trading Advisor can predict or control overall market or economic conditions.  These conditions, however, can be expected to have a material effect on the performance of the Trading Program.

The Fund may incur major losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to the Fund from its banks, dealers and other counterparties is typically reduced in disrupted markets, which may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and can result in the Trading Advisor’s strategy performing with unprecedented volatility and risk.

Trend-Following Systems

Many technical trading systems are trend-following.  Trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies

The Trading Advisor may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems

The Trading Advisor may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis

The Trading Advisor’s strategy may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricing do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricing to continue despite the traders having correctly identified mispricing.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading

The Trading Advisor may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or “slippage,” may be significant and may result in losses.

Importance of Market Judgment

Although the Trading Advisor may use systematic or quantitative valuation models in evaluating the economic components of many prospective trades, the market judgment and discretion of the Trading Advisor’s personnel are often fundamental to the implementation of the Trading Program.  The greater the importance of subjective factors, the more unpredictable a trading strategy becomes.  The Trading Advisor may not have the same access to market information as do certain of its competitors, and the market decisions made by the Trading Advisor will, accordingly, often be based on less information and analysis than those available to competing investors.

Derivatives Risks Generally

The Trading Advisor may use derivative instruments in implementing the Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricing, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

The Fund’s investments in OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although exchange-traded derivatives are subject to risk of failure of the exchange on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

The prices of derivative instruments can be highly volatile.  Price movements of derivative instruments are influenced by, among other things, interest rates, changing supply and demand relationships, trade fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.  In addition, governments from time to time intervene, directly and by regulation, in certain markets.  This intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc.  This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker (the “F/X Prime Broker”).  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

The Fund is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses. A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the CFTC has announced intentions to interpret that definition in a manner that would require the Fund to limit its currency forward counterparties to a limited set of registered, regulated entities such as FCMs, “retail foreign exchange dealers,” and banks and broker-dealers engaging in “retail foreign exchange transactions.”  Limiting the Fund’s potential currency forward counterparties could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of the F/X Prime Broker and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

Trading in Options

The Trading Advisor may trade options on futures contracts or options on F/X forward contracts.  Although successful options trading requires many of the same skills as successful futures and forward trading, the risks involved are different.  For example, the assessment of near-term market volatility, which is directly reflected in the price of outstanding options, can be of much greater significance in trading options than it is in many long-term futures strategies.  The use of options can be extremely expensive if market volatility is incorrectly predicted.  A purchaser of options is exposed to the risk of loss of the entire premium paid; a seller, or writer, of call options is exposed to the risk of theoretically unlimited loss, and the seller of put options is exposed to the risk of substantial loss far in excess of the premium received.

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Fund.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve transaction costs.

Physical Commodities Trading in General

The Trading Advisor may engage in transactions that involve taking delivery of physical commodity assets such as agricultural commodities, freight, coal, oil, gas and electric power.  These investments are subject to risks that are not typically directly applicable to other financial instruments, such as:  destruction; loss; industry-specific regulation, such as pollution control regulation; operating failures; and work stoppages.

Physical commodities trading, as opposed to commodity futures trading, is substantially unregulated, and if the Fund engages in this type of trading, it will not be assured the same access to these markets as it might have in a regulated context.

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets, in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

Currency-related investments are subject to the risk that the value of a particular currency will change in relation to the U.S. dollar, and the exchange rates of currencies may be highly volatile.  Among the factors that may affect currency values are direct government intervention, which is often intended specifically to change currency values, trade balances, the level of short-term interest rates, differences in the relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments.

While the Trading Advisor may from time-to-time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

Off-Balance Sheet Risk

The Fund may invest in financial instruments with off-balance sheet risk.  These instruments include futures and forward contracts,  swaps and options contracts sold short.  In entering into these contracts, there exists a market risk that the contracts may be significantly influenced by conditions, such as interest rate volatility, resulting in the contracts becoming less valuable.  An off-balance sheet risk is associated with a financial instrument if it exposes the investor to a loss in excess of the investor’s recognized asset carrying value in the financial instrument, if any, or if the ultimate liability associated with the financial instrument has the potential to exceed the amount that the investor recognizes as a liability in the investor’s statement of assets and liabilities.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also at an all-time high.  The more capital that is traded in these markets or that is committed to any one particular strategy,  the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

Trading Advisor Risk

The Fund is subject to the risk of the bad judgment, negligence or misconduct of the Trading Advisor.  There have been a number of instances in recent years in which private investment funds have incurred substantial losses due to manager misconduct.

Redemptions by Other Trading Advisor Fund Investors

Investors in other funds or accounts implementing the Trading Program or similar strategies may be able to redeem their investments more frequently or on less prior notice than Investors in the Fund.  Redemptions by investors in these funds or withdrawals from accounts that have less restrictive redemption terms could have a material adverse impact on the Fund’s portfolio and could disadvantage Investors in certain circumstances.

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with BAC.  In the event of a trading error, the Fund may have no effective remedy against these executing brokers.

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  Particularly given the proprietary and/or systematic nature of the Trading Program, it is virtually impossible for MLAI to detect these changes.

Illiquid Markets

Certain positions held by the Fund may become illiquid, preventing the Trading Advisor from acquiring positions otherwise indicated by the Trading Program or making it impossible for the Trading Advisor to close out positions against which the market is moving.

Most U.S. futures exchanges limit fluctuations in some futures contract prices during a single day by regulations referred to as “daily price limits.”  During a single trading day no trades may be executed in these contracts at prices beyond the daily price limit.  Once the price of a futures contract has increased or decreased to the limit point, positions can be neither taken nor liquidated.  Futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading.  Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses.  Also, the CFTC or exchanges may suspend or limit trading.  Trading on non-U.S. exchanges may also be subject to price fluctuation limits and subject to periods of significant illiquidity.  Trading in the F/X Markets and other OTC markets is not subject to daily limits, although OTC trading is also subject to periods of significant illiquidity.

Possible Effects of Speculative Position Limits

The CFTC and U.S. commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options on futures contracts traded on U.S. commodities exchanges.  All proprietary or client accounts owned or managed by the Trading Advisor are combined for purposes of calculating position limits.  The Trading Advisor could be required to liquidate positions held for the Fund, or may not be able to fully implement the Trading Program, in order to comply with such limits, even though the positions attributable to the Fund do not themselves trigger the position limits or are a small portion of the aggregate positions directed by the Trading Advisor.  Position limits could force the Fund to liquidate profitable positions, result in a tracking error between the Fund’s portfolio and the Trading Advisor’s standard trading program and cause the Fund to incur substantial transaction costs.

In October 2011, the CFTC adopted rules that, among other things, imposed separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and may have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  In the Fund’s case, if this aggregation is required, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearing corporation.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Fund has entered into a futures contract.

Trading on non-U.S. exchanges may involve the additional risks of expropriation, burdensome or confiscatory taxation (including taxes on specific trading activities), moratoriums, exchange or investment controls and political or diplomatic disruptions, each of which might materially adversely affect the Fund’s trading activities.  The Fund could incur substantial losses trading on non-U.S. exchanges to which it would not have been subject had the Trading Advisor limited its trading to U.S. markets.

The U.S. tax treatment of non-U.S. futures trading may be adverse compared to the tax treatment of U.S. futures trading.  The profits and losses derived from trading non-U.S. futures and options will generally be denominated in non-U.S. currencies.  Consequently, the Fund will be subject to exchange-rate risk in trading those contracts.

Foreign Exchange Controls

Governments in non-U.S. markets may impose F/X controls at will, making it impossible to convert local currency into other currencies.  Should the Fund trade on futures exchanges outside the United States or otherwise invest in non-U.S. markets, these controls may effectively prevent Fund capital from being removed from a country where its futures contracts and other investments are traded.  In addition, certain countries do not have fully convertible currencies as a matter of policy, adding cost or delay to the trading of currency investments by the Fund.  The imposition of currency controls by a non-U.S. government may negatively affect performance and liquidity in the Fund as capital becomes trapped in that country.

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S in its capacity as clearing broker, MLIB as F/X prime broker and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  MLPF&S is required by CFTC regulations to segregate “customer funds” from its proprietary assets for futures and options trading on U.S. exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  If MLPF&S did not comply with the segregation requirement to the full extent required by law, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds.  For example, CFTC regulations permit FCMs to invest customer funds in a number of generally high quality and interest bearing financial instruments, which may prove to be riskier than expected and lose value, resulting in a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.  In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  In the case of a MLPF&S insolvency or inability to satisfy a substantial deficiency in other customer accounts, the Fund might recover, even in respect of “customer funds” specifically traceable to the Fund, only a pro rata share of all property available for distribution to all of MLPF&S’s customers.  In addition, if BAC directly or indirectly owns 10% or more of the Fund, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.

MLPF&S is required by CFTC regulations to maintain in a secure account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secure account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secure account.  Funds held in a secure account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, these funds are not subject to the same limitations on permissible investments applicable to funds subject to segregation.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

Collateral for OTC Transactions.  Cash pledged as collateral with  MLIB for F/X forwards or options on forwards or with any other OTC prime broker for trading other OTC investments is subject to the risk of the insolvency of MLIB or other OTC prime broker and unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured through the end of 2012.

Cash in Brokerage Accounts.  Cash in brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Fund in a brokerage account would far exceed the limit.

Direct Investments.  Fund investments in U.S. government securities are backed by the full faith and credit of the U.S. government.  To the extent the Fund makes investments in non-government securities it would be subject to a risk of loss that depended on the type of security.

By preferring its BAC affiliates in clearing and prime brokerage relationships, MLAI has historically maintained the vast majority of its cash in brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Rather, the BAC affiliate is entitled to invest these funds in assets of its choosing.

There are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.  Additionally, the participants in OTC markets typically are not subject to the type of strict credit evaluation and regulatory oversight applicable to members of “exchange-based” markets, and transactions in these markets typically are not settled through exchanges or clearinghouses that guarantee the trades of their participants.  To the extent the Trading Advisor trades in offshore OTC markets, the Fund is subject to the credit risk of the counterparties with which it trades and deposits collateral, including that of MLIB.

If a party holds Fund assets, those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above and the party becomes insolvent, the Fund would be a general creditor of that party even in respect of property specifically traceable to the Fund’s account.  As a result, the Fund’s claim would be paid along with the claims of other general creditors and the Fund would be subject to the loss of its entire deposit with the party.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

Although the Fund must use MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S and MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The ongoing bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

Insolvency of Dual-Registered Entities

MLPF&s is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  Other counterparties and entities holding Fund assets may also be entities registered with both the SEC and the CFTC.  In the event of an insolvency of a dual-registered entity, the distribution of CFTC regulated customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of SEC regulated customer funds would be governed by the Securities Investor Protection Act of 1970 and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

Risk of Loss Due to Trading Errors and the Failure of Trading Systems

The Fund is subject to the risk of failures or inaccuracies in the trading systems of the Trading Advisor.  Trades for the Fund may be placed or executed in error due to technical errors such as coding or programming errors in software, hardware problems and inaccurate pricing information provided by third parties or execution errors such as keystroke, typographic or inadvertent drafting errors.  Many exchanges have adopted “obvious error” rules that prevent the entry and execution of trades more than a specified amount away from the current best price on the exchange.  However, these rules may not be in place on the exchanges on which the Trading Advisor trades on behalf of the Fund and may not be enforced even if in effect.  These rules likely would not prevent the entry and execution of a trade entered close to the market price but at the wrong size.

The Fund is subject to the risk of the unavailability or failure of the computer systems of the exchanges on which the Trading Advisor trades.  Any such errors or failures could subject the Fund to substantial losses.

Market Disruptions; Government Intervention

The global financial markets have recently experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds, such as the Fund from banks, dealers and other counterparties is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, several U.S. legislators and the CFTC have expressed the concern that speculative futures traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that comprehensively regulate the OTC derivatives markets for the first time.  The Reform Act requires that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.  Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has proposed to do so only in limited circumstances.  If these forwards and swaps are not so excluded, the Reform Act may require them, and other OTC contracts that the Fund may trade, to be cleared.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Some or all of these requirements may apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  These new regulatory burdens would further increase the dealers’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Additionally, the Reform Act includes a provision that has come to be known as the “Volcker Rule” that places significant limitations on the ability of a “banking entity” to sponsor or invest in hedge funds, private equity funds or similar funds (collectively, “private funds”). “Banking entity” generally includes a company that controls an FDIC-insured depository institution, such as BAC, or a non-U.S. bank that is treated as a bank holding company and any affiliate or subsidiary of any bank holding company, such as MLAI, and other systemically significant organizations regulated by the Federal Reserve.  Under certain circumstances the Volcker Rule will permit a banking entity to organize and make or retain a de minimis investment in a private fund, in connection with the banking entity’s fiduciary or investment advisory business.  The Volcker Rule is effective in July 2012 and provides for a conformance period of up to two years following the effective date.  However, the implementation of the Volcker rule requires additional rulemaking from multiple federal government agencies, including the SEC, CFTC, the Federal Reserve and various other banking regulators.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade reflected Standard & Poor’s view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The unprecedented nature of negative credit rating actions with respect to U.S. government obligations makes the ultimate impact on global markets and the Fund’s business, financial condition and liquidity unpredictable.

Global markets and economic conditions have been negatively affected by the ability of certain European Union (“E.U.”) member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the

E.U. governments’ financial support programs and the possibility that other E.U. member states may experience similar financial troubles could further disrupt global markets, which may have an adverse effect on the Fund.

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

Item 4:   Mine Safety Disclosures

Not applicable

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

(b)                                 Holders:

As of December 31, 2011, there were 761 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-11	$248,623	186,991	$1.3296
Feb-11	133,573	100,947	1.3232
Mar-11	2,835,475	2,106,124	1.3463
Apr-11	1,115,380	850,202	1.3119
May-11	1,404,913	1,045,400	1.3439
Jun-11	972,069	766,193	1.2687
Jul-11	176,474	144,284	1.2231
Aug-11	737,731	588,866	1.2528
Sep-11	394,581	327,236	1.2058
Oct-11	56,549	48,225	1.1726
Nov-11	351,094	307,465	1.1419
Dec-11	59,524	51,460	1.1567
Jan-12	382,542	324,161	1.1801
Feb-12	276,898	232,141	1.1928

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-11	$534,604	429,884	$1.2436
Feb-11	756,991	612,205	1.2365
Mar-11	884,627	703,704	1.2571
Apr-11	1,052,270	859,768	1.2239
May-11	1,157,700	924,164	1.2527
Jun-11	1,244,888	1,053,561	1.1816
Jul-11	370,993	325,947	1.1382
Aug-11	150,000	128,766	1.1649
Sep-11	593,896	530,171	1.1202
Oct-11	287,556	264,176	1.0885
Nov-11	317,939	300,197	1.0591
Dec-11	—	—	1.0719
Jan-12	135,099	123,638	1.0927
Feb-12	18,999	17,217	1.1035

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.0733
Feb-11	—	—	1.0694
Mar-11	—	—	1.0895
Apr-11	—	—	1.0630
May-11	—	—	1.0903
Jun-11	—	—	1.0305
Jul-11	—	—	0.9947
Aug-11	—	—	1.0202
Sep-11	—	—	0.9831
Oct-11	59,699	62,362	0.9573
Nov-11	—	—	0.9334
Dec-11	—	—	0.9466
Jan-12	—	—	0.9670
Feb-12	—	—	0.9786

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-11	$199,823	150,605	$1.3268
Feb-11	14,999	11,356	1.3208
Mar-11	31,182	23,194	1.3444
Apr-11	—	—	1.3105
May-11	29,998	22,340	1.3428
Jun-11	40,000	31,543	1.2681
Jul-11	—	—	1.2229
Aug-11	112,433	89,724	1.2531
Sep-11	—	—	1.2064
Oct-11	—	—	1.1737
Nov-11	45,770	40,033	1.1433
Dec-11	—	—	1.1585
Jan-12	159,999	135,329	1.1823
Feb-12	4,999	4,182	1.1954

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-11	$2,447,633	1,488,556	$1.6443
Feb-11	—	—	1.6383
Mar-11	2,916,160	1,747,250	1.6690
Apr-11	505,731	310,550	1.6285
May-11	1,864,710	1,116,459	1.6702
Jun-11	1,668,777	1,057,058	1.5787
Jul-11	953,024	625,385	1.5239
Aug-11	—	—	1.5629
Sep-11	2,396,107	1,590,935	1.5061
Oct-11	304,677	207,758	1.4665
Nov-11	—	—	1.4299
Dec-11	—	—	1.4502
Jan-12	—	—	1.4814
Feb-12	—	—	1.4992

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-11	$—	—	$1.7338
Feb-11	—	—	1.7290
Mar-11	—	—	1.7625
Apr-11	—	—	1.7211
May-11	—	—	1.7663
Jun-11	—	—	1.6710
Jul-11	—	—	1.6143
Aug-11	—	—	1.6570
Sep-11	641,276	401,274	1.5981
Oct-11	338,330	217,240	1.5574
Nov-11	—	—	1.5198
Dec-11	—	—	1.5426
Jan-12	—	—	1.5771
Feb-12	—	—	1.5974

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period April 2, 2007 (commencement of operations) to December 31,2007

Trading profit (loss)
Realized, net	$(19,290,462)	$41,966,162	$(30,087,116)	$58,391,558	$18,830,414
Change in unrealized, net	(1,469,413)	8,120,139	(5,594,032)	2,997,703	3,742,826
Brokerage commissions	(1,084,608)	(1,332,262)	(1,209,739)	(642,724)	(580,731)
Total trading profit (loss)	(21,844,483)	48,754,039	(36,890,887)	60,746,537	21,992,509

INVESTMENT INCOME:
Interest	(17,755)	474	17,531	2,502,184	3,463,933

EXPENSES:
Management fees	4,663,195	4,406,382	3,904,212	2,462,288	862,994
Performance fees	—	1,574,502	326	14,415,123	5,282,368
Sponsor fees	673,816	471,939	453,477	255,504	9,750
Other	644,087	671,538	572,395	626,258	155,223
Total Expenses	5,981,098	7,124,361	4,930,410	17,759,173	6,310,335

NET INVESTMENT INCOME (LOSS)	(5,998,853)	(7,123,887)	(4,912,879)	(15,256,989)	(2,846,402)

NET INCOME (LOSS)	$(27,843,336)	$41,630,152	$(41,803,766)	$45,489,548	$19,146,107

Balance Sheet Data	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Members’ Capital	$221,046,309	$255,959,800	$235,900,686	$217,335,124	$112,656,278
Net Asset Value per Series A Unit	1.1801	1.3296	1.1440	1.3842	1.0998
Net Asset Value per Series C Unit	1.0927	1.2436	1.0807	1.3209	1.0608
Net Asset Value per Series D Unit	0.9670	1.0733	0.9097	1.2310	0.9354
Net Asset Value per Series I Unit	1.1823	1.3268	1.1369	1.3707	1.0609
Net Asset Value per Series DS Unit	1.4814	1.6443	1.3936	1.6610	1.3022
Net Asset Value per Series DT Unit	1.5771	1.7338	1.4551	1.7165	1.2896

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful financial information for the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a		n/a	n/a	n/a	n/a	n/a	$1.0780	$1.1716	$1.1141	$1.0999
2008	$1.0964	$1.1567	$1.1632	$1.1633	$1.1945	$1.2163	$1.1875	$1.1684	$1.2284	$1.3201	$1.3532	$1.3842
2009	$1.3808	$1.3886	$1.3368	$1.3365	$1.3550	$1.3301	$1.2825	$1.2892	$1.2623	$1.1991	$1.2292	$1.1440
2010	$1.0816	$1.0975	$1.2139	$1.2405	$1.1682	$1.1659	$1.1497	$1.1940	$1.2333	$1.2900	$1.2786	$1.3296
2011	$1.3232	$1.3463	$1.3119	$1.3439	$1.2687	$1.2231	$1.2528	$1.2058	$1.1726	$1.1419	$1.1567	$1.1801

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	$0.9522	$0.9228	$0.9940	$1.0795	$1.0530	$1.0610
2008	$1.0567	$1.1139	$1.1208	$1.1141	$1.1465	$1.1724	$1.1390	$1.1189	$1.1751	$1.2616	$1.2923	$1.3208
2009	$1.3165	$1.3228	$1.2724	$1.2710	$1.2876	$1.2629	$1.2166	$1.2219	$1.1954	$1.1346	$1.1621	$1.0807
2010	$1.0209	$1.0351	$1.1439	$1.1680	$1.0990	$1.0959	$1.0798	$1.1205	$1.1563	$1.2085	$1.1969	$1.2436
2011	$1.2365	$1.2571	$1.2239	$1.2527	$1.1816	$1.1382	$1.1649	$1.1202	$1.0885	$1.0591	$1.0719	$1.0927

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9391	$0.9355
2008	$0.9336	$0.9862	$0.9960	$1.0015	$1.0470	$1.0743	$1.0468	$1.0313	$1.0859	$1.1684	$1.2020	$1.2311
2009	$1.2296	$1.2380	$1.1935	$1.1946	$1.2127	$1.1919	$1.1507	$1.1581	$1.0000	$0.9511	$0.9762	$0.9097
2010	$0.8612	$0.8749	$0.9689	$0.9914	$0.9348	$0.9341	$0.9223	$0.9590	$0.9918	$1.0387	$1.0308	$1.0733
2011	$1.0694	$1.0895	$1.0630	$1.0903	$1.0305	$0.9947	$1.0202	$0.9831	$0.9573	$0.9334	$0.9466	$0.9670

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0691	$1.0475	$1.0610
2008	$1.0579	$1.1165	$1.1325	$1.1384	$1.1761	$1.2054	$1.1727	$1.1542	$1.2143	$1.3061	$1.3396	$1.3707
2009	$1.3678	$1.3760	$1.3246	$1.3247	$1.3435	$1.3193	$1.2725	$1.2795	$1.2533	$1.1909	$1.2212	$1.1369
2010	$1.0754	$1.0915	$1.2077	$1.2346	$1.1631	$1.1612	$1.1454	$1.1899	$1.2294	$1.2864	$1.2755	$1.3268
2011	$1.3208	$1.3444	$1.3105	$1.3428	$1.2681	$1.2229	$1.2531	$1.2064	$1.1737	$1.1433	$1.1585	$1.1823

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	$1.0532	$1.1117	$1.1922	$1.1542	$1.1218	$1.2109	$1.3177	$1.2928	$1.3023
2008	$1.2998	$1.3730	$1.3922	$1.3951	$1.4378	$1.4701	$1.4266	$1.4021	$1.4726	$1.5798	$1.6218	$1.6611
2009	$1.6591	$1.6705	$1.6103	$1.6119	$1.6363	$1.6082	$1.5526	$1.5626	$1.5320	$1.4571	$1.4955	$1.3936
2010	$1.3193	$1.3403	$1.4843	$1.5188	$1.4321	$1.4310	$1.4129	$1.4692	$1.5194	$1.5912	$1.5792	$1.6443
2011	$1.6383	$1.6690	$1.6285	$1.6702	$1.5787	$1.5239	$1.5629	$1.5061	$1.4665	$1.4299	$1.4502	$1.4814

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	$1.1598	$1.1255	$1.0950	$1.1829	$1.2891	$1.2678	$1.2900
2008	$1.2885	$1.3623	$1.3854	$1.3980	$1.4479	$1.4882	$1.4508	$1.4320	$1.5102	$1.6300	$1.6749	$1.7170
2009	$1.7163	$1.7296	$1.6688	$1.6719	$1.6986	$1.6709	$1.6144	$1.6262	$1.5956	$1.5189	$1.5602	$1.4551
2010	$1.3787	$1.4019	$1.5538	$1.5912	$1.5016	$1.5017	$1.4839	$1.5443	$1.5984	$1.6754	$1.6642	$1.7338
2011	$1.7290	$1.7625	$1.7211	$1.7663	$1.6710	$1.6143	$1.6570	$1.5981	$1.5574	$1.5198	$1.5426	$1.5771

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: September 1, 2007

Aggregate Subscriptions: $13,788,861

Current Capitalization:  $10,534,052

Worst Monthly Drawdown (2):  (6.93)% ( December 2009)

Worst Peak-to-Valley Drawdown (3):  (22.12)%  ( March 2009 — December 2011)

Net Asset Value per Unit for Class A, December 31, 2011:  $1.1801

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(0.48)%	(5.45)%	(.25)%	(0.32)%	—
February	1.75	1.47	0.56	5.50	—
March	(2.56)	10.61	(3.73)	0.56	—
April	2.44	2.19	(0.02)	0.01	—
May	(5.60)	(5.83)	1.38	2.68	—
June	(3.59)	(0.20)	(1.84)	1.83	—
July	2.43	(1.39)	(3.58)	(2.37)	—
August	(3.75)	3.85	0.52	(1.61)	—
September	(2.75)	3.29	(2.09)	5.14	7.80%
October	(2.62)	4.60	(5.01)	7.46	8.68
November	1.30	(0.88)	2.51	2.51	(4.91)
December	2.02	3.99	(6.93)	2.29	(1.27)
Compound Annual Rate of Return	(11.25)%	16.22%	(17.37)%	25.85%	9.99%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 18.01%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:  $33,839,612

Current Capitalization:  $18,595,146

Worst Monthly Drawdown (2):  (7.00)% (December 2009)

Worst Peak-to-Valley Drawdown (3):  (22.82)% (March 2009 —December 2011)

Net Asset Value per Unit for Class C, December 31, 2011:  $1.0927

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(0.57)%	(5.53)%	(.33)%	(0.41)%	—
February	1.67	1.39	0.48	5.41	—
March	(2.64)	10.51	(3.81)	0.62	—
April	2.35	2.11	(0.11)	(0.60)	—
May	(5.68)	(5.91)	1.31	2.91	—
June	(3.67)	(0.28)	(1.92)	2.26	—
July	2.35	(1.47)	(3.67)	(2.85)	(4.78)%
August	(3.84)	3.77	0.44	(1.76)	(3.09)
September	(2.83)	3.20	(2.17)	5.02	7.71
October	(2.70)	4.51	(5.09)	7.36	8.60
November	1.21	(0.96)	2.42	2.43	(2.45)
December	1.94	3.90	(7.00)	2.21	0.76
Compound Annual Rate of Return	(12.13)%	15.07%	(18.19)%	24.49%	6.10%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 9.27%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: November 1, 2007

Aggregate Subscriptions:  $6,284,698

Current Capitalization:  $1,994,275

Worst Monthly Drawdown (2):  (6.81)% (December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.20)%  ( March 2009-December 2011)

Net Asset Value per Unit for Class D, December 31, 2011:  $0.9670

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(0.36)%	(5.33)%	(.12)%	(0.19)%	—
February	1.88	1.59	0.68	5.63	—
March	(2.43)	10.74	(3.59)	0.99	—
April	2.57	2.32	0.09	0.55	—
May	(5.48)	(5.71)	1.52	4.54	—
June	(3.47)	(0.07)	(1.72)	2.61	—
July	2.56	(1.26)	(3.46)	(2.56)	—
August	(3.64)	3.98	0.64	(1.48)	—
September	(2.62)	3.42	—	5.29	—
October	(2.50)	4.73	(4.89)	7.60	—
November	1.41	(0.76)	2.64	2.88	(6.09)%
December	2.16	4.12	(6.81)	2.42	(0.39)
Compound Annual Rate of Return	(9.91)%	17.98%	(14.43)%	31.61%	(6.46)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (3.30)%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: October 1, 2007

Aggregate Subscriptions:  $3,699,305

Current Capitalization:  $1,126,558

Worst Monthly Drawdown (2):  (6.90)% ( December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.85)%  ( March 2009 —December 2011)

Net Asset Value per Unit for Class I, December 31, 2011:  $1.1823

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(0.45)%	(5.41)%	(.21)%	(0.29)%	—
February	1.79	1.50	0.60	5.54	—
March	(2.52)	10.65	(3.74)	1.43	—
April	2.46	2.23	0.01	0.52	—
May	(5.56)	(5.79)	1.42	3.31	—
June	(3.56)	(0.16)	(1.80)	2.49	—
July	2.47	(1.36)	(3.55)	(2.71)	—
August	(3.73)	3.89	0.55	(1.58)	—
September	(2.71)	3.32	(2.05)	5.21	—
October	(2.59)	4.64	(4.98)	7.56	6.91%
November	1.33	(0.85)	2.54	2.56	(2.03)
December	2.05	4.02	(6.90)	2.32	1.29
Compound Annual Rate of Return	(10.89)%	16.70%	(17.07)%	29.18%	6.10%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 18.23%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:  $196,930,272

Current Capitalization:  $154,664,583

Worst Monthly Drawdown (2):  (6.81)% ( December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.03)%  ( March 2009 — December 2011)

Net Asset Value per Unit for Class DS, December 31, 2011:  $1.4814

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(0.36)%	(5.33)%	(.12)%	(0.19)%	—
February	1.87	1.59	0.69	5.63	—
March	(2.43)	10.74	(3.60)	1.40	—
April	2.56	2.32	0.10	0.21	5.32%
May	(5.48)	(5.71)	1.51	3.06	5.56
June	(3.47)	(0.08)	(1.72)	2.25	7.24
July	2.56	(1.26)	(3.46)	(2.96)	(3.19)
August	(3.63)	3.98	0.64	(1.72)	(2.80)
September	(2.63)	3.42	(1.96)	5.03	7.94
October	(2.50)	4.73	(4.89)	7.28	8.83
November	1.42	(0.75)	2.64	2.66	(1.89)
December	2.15	4.12	(6.81)	2.42	0.74
Compound Annual Rate of Return	(9.91)%	17.99%	(16.11)%	27.55%	30.23%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 48.14%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2011

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:  $121,932,427

Current Capitalization:  $34,131,695

Worst Monthly Drawdown (2):  (6.74)% (December 2009)

Worst Peak-to-Valley Drawdown (3):  (20.29)% ( March 2009 - December 2010)

Net Asset Value per Unit for Class DT, December 31, 2011:  $1.5771

Monthly Rates of Return (4)

Month	2011	2010	2009	2008	2007
January	(0.28)%	(5.25)%	(.04)%	(0.12)%	—
February	1.94	1.68	0.77	5.73	—
March	(2.35)	10.84	(3.52)	1.70	—
April	2.63	2.41	0.19	0.91	—
May	(5.40)	(5.63)	1.60	3.57	—
June	(3.39)	0.01	(1.63)	2.78	4.33%
July	2.65	(1.19)	(3.38)	(2.51)	(2.96)
August	(3.55)	4.07	0.73	(1.30)	(2.70)
September	(2.55)	3.50	(1.88)	5.46	8.03
October	(2.41)	4.82	(4.81)	7.93	8.97
November	1.50	(0.67)	2.72	2.75	(1.65)
December	2.24	4.18	(6.74)	2.51	1.75
Compound Annual Rate of Return	(9.04)%	19.15%	(15.26)%	33.08%	16.04%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 41.86%.

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

Results of Operations

General

Transtrend’s objective in providing trading management services is to effect appreciation of the assets of its clients through the speculative trading on U.S. and non-U.S. exchanges and markets of various instruments, which includes without limitation:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, and equity-related indices.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2011

Total Trading
Profit (Loss)
Stock Indices	$(7,649,877)
Metals	1,345,868
Agricultural Commodities	(12,391,662)
Currencies	(15,346,290)
Energy	(600,805)
Interest Rates	13,882,891
Subtotal	(20,759,875)
Brokerage Commissions	(1,084,608)
Total	$(21,844,483)

The Fund experienced a net trading loss of $20,759,875 before brokerage commissions and related fees for the year ended December 31, 2011. The Fund’s profits were primarily attributable to interest rates and metal sectors posting profits. The energy, stock indices, agriculture and currency sectors posted losses.

Profits were posted to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The revival in the euro was accompanied by falling euro interest rate futures. Losses resulted from the trading program’s long positions on the shorter end of the yield curve (euribor, German short term government paper). Losses were posted to the Fund in the middle of the first quarter. The flight to safe bond markets is unfavorable for a number of long inflation positions that anticipate rising interest rates. The trading program could not identify enough profitable trends to compensate for these losses. Losses were posted to the Fund at the end of the first quarter. The trading program could not find any significant trends in the interest rate markets, resulting in limited positions with a near zero result. Losses were posted to the Fund at the beginning of the second quarter. In a long inflation environment, the trading program anticipated rising interest rates and falling bond markets. Concerns about the quality of bonds should theoretically strengthen such a move. However, a flight towards non U.S. bonds took place. Short positions in Canadian, European, Japanese and Australian bond markets therefore resulted in losses. Profits were posted the Fund in the middle of the second quarter as the restless currency, commodity and equity markets reinforced the flight to widely considered safe bond markets. With the Greek unrest, the flight to widely considered safe interest rate markets calmly continued from the previous month resulting in profits posted to the Fund at the end of the second quarter. Profits were posted to the Fund at the beginning of the third quarter. Profits were earned from the flight from deemed unsafe government bonds, and more still, from the flight to deemed safe government bonds. Losses on positions in several spreads between various interest rate instruments did not affect the positive result.  Profits were posted to the Fund in the middle of the third quarter. The best trends were due to the continuing flight to deemed safe government bonds. Profits were posted to the Fund at the end of the third quarter.  The rising, safely-deemed interest rate markets in Germany and North America continued their rise on the long end of the yield curve, i.e. terms longer than five years. Losses were posted to the Fund at the beginning of the fourth quarter. The losses in the already small positions in the reversing longer-term bonds from previously considered safe countries are partly offset by modest profits in a number of interest rate spreads. Profits were posted to the Fund in the middle of the fourth quarter due to gains earned in the first week of the month on long positions in the long-term government bonds of Germany, Canada and the U.S. Profits were posted to the Fund at the end of the fourth quarter. The Korean bond markets display a number of extreme market moves as a reaction to the death of the North Korean leader Kim Jong-il and the appointment of his successor, but these market moves have no significant impact on the result. The trading program was well positioned as interest rates gradually decline, mainly in Switzerland, Germany and the United Kingdom, and on the longer end of the yield curve in the U.S.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter which was offset with profits posted to the Fund in the middle of the quarter. Textbook positions profited in February from political unrest are the trading program’s long positions in metals in comparing the price of gold with the value of the commodity-rich South African equity index (JSE Top 40) is illustrative. These markets jointly move up in an inflationary environment driven by a commodity shortage. The trading program will have long position in both markets in this environment, taking into account their strong correlation for the purpose of determining position sizes. Profits were posted to the Fund at the end of the quarter. Long positions in base metals resulted in losses posted to the Fund which was offset by positions in silver which continue to offer diversification. Profits were posted to the Fund at the beginning of the second quarter with rising prices of precious metals, including silver. Losses were posted to the Fund in the middle of the second quarter due to the trading program’s various positions in the metals markets. Losses were posed to the Fund at the end of the second quarter as precious metals weakened over the course of the month. Profits were posted to the Fund at the beginning of the third quarter with rising prices of precious metals, including silver. Losses were posted to the Fund in the middle of the third quarter due to the trading program’s various positions in the metals markets. Losses were posed to the Fund at the end of the third quarter as precious metals weakened over the course of the month. Losses were posted to the Fund at the beginning of the fourth quarter. The positions that anticipate a further decrease in the prices of base metals suffer damage by the reversal during the first week of the month of October. Losses were posted to the Fund in the middle of the fourth quarter as metals offer few opportunities for the trading program to post profits. Losses were posted to the Fund at the end of the fourth quarter. Positions anticipating rising prices of precious metals are closed out with a loss in the first weeks of the month of December.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. In the oil markets, Texas oil lost on the North Sea variant over the course of the month. Although the Texan flavor did jump up in the last two days of the month in response to the unrest in Egypt, nearly all of the trading program’s earnings in oil markets were achieved outside of the United States. Profits were posted to the Fund in the middle of the first quarter due to the trading program’s long positions in crude oil. Losses were posted to the Fund at the end of the first quarter. When Germany shuts down some of its nuclear reactors in response to the difficulties experienced in Japan, the trading program’s positions in electricity, carbon emissions and Rotterdam coal resulted in profits for the Fund only to be offset by losses in the trading program’s short positions in natural gas. The Fund benefited only to a limited extent from the upward trend in crude oil and related products which was not enough to offset losses posted to the Fund at the beginning of the second quarter. Losses were posted to the Fund in the middle of the second quarter due to fluctuation of oil prices. Losses were posted to the Fund at the end of the second quarter due to the decline in carbon emission rights and electricity markets. Profits were posted to the Fund at the beginning of the third quarter only to be reversed in the middle of the third quarter as the North Sea oil suffered damage during the first week of August. Profits were posted to the Fund at the end of the third quarter due to gains on short positions in natural gas. Losses were posted to the Fund at the beginning of the fourth quarter. Profits were posted to the Fund in the middle of the fourth quarter. The trading program profited from rising prices of Texas crude oil and gasoil, and from falling prices of natural gas, coal, electricity and emission rights. Profits were posted to the Fund at the end of the fourth quarter as the trading program anticipated declining commodity prices, mainly in energy markets like natural gas and coal.

The stock indices posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The restored confidence in the stability of the euro zone had a positive influence on the southern European stock markets. Positions in Italian equities earned profits. Agricultural-rich stock indices (Food & Beverage (Europe), Nifty, Bovespa) were remarkably weak. Through the steady and continuous rise of many other stock markets, the stock indices sector resulted in profits posted to the Fund. Profits were posted to the Fund in the middle of the first quarter. The political unrest has a negative impact on stocks of emerging economies especially in the trading program’s long positions in Taiwan resulting in losses which were offset by profits in the European, Canadian and United States equities markets. Losses were posted to the Fund at the end of the first quarter. At the time of the earthquake, the trading program had a very marginal position in Japanese equities, which is (systematically) closed that same day. Losses occurred in other countries, especially within Europe, for example with positions in insurers. Even through some recovery in the second half of the month and profits earned in South Korea and Thailand was not enough to offset losses posted to the Fund. Profits were posted to the Fund at the beginning of the second quarter through the trading program’s long positions in sector indices and short positions in volatility indices. Losses were posted to the Fund in the middle of the second quarter as stock markets which were previously rising under the influence of higher commodity markets were hit as the commodity markets turned. Particularly in emerging countries where continued concern about the stability of the Euro fed the reaction. Losses were posted to the Fund at the end of the second quarter. Short positions in Australia and Italy were not enough to offset losses from long positions in Taiwan, Sweden, Switzerland and the U.S. Losses were posted to the Fund at the beginning of the third quarter. The least amount of trends was in the stock markets as they were thrown back and forth between the following forces at work. Good results were only achieved near the two extremes, for example falling in Italy and Greece and rising in Russia and Taiwan. Losses were posted to the Fund in the middle of the third quarter.  The Russian stock market was dragged down by falling oil prices. The trading program’s long positions in technology stocks in Taiwan, Korea and in the NASDAQ also produced losses. Losses were posted to the Fund at the end of the third quarter. The trading program’s positions responding to recovering North American equities were not (yet) profitable. Profits were posted to the Fund at the beginning of the fourth quarter. Positions anticipating a further fall in equity markets, particularly in Asia, suffer losses after the reversal. The same applies for positions which anticipate further increasing volatility in Europe and in the U.S. This is partly offset by a number of positions profiting from rising equity markets in Northern Europe and in the U.S. Losses were posted to the Fund in the middle of the fourth quarter due to the trading program’s positions in U.S. equities which did not hold their strength from the first week in November and from positions in Northern European shares which at the end of the month recover from their earlier decline. Profits earned on positions anticipating a further drop in equity prices in Japan, China and Taiwan were not able to compensate for these losses. Losses were posted to the Fund at the end of the fourth quarter. The trading program profited from the ongoing downward drift in China, as well as from the enthusiastic recovery of the European health care and food & beverage sectors, and from U.S. equities which are holding their ground. But a number of limited losses on varied positions in many other equity markets resulted in losses to the Fund at the end of the fourth quarter.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the trading program’s positions in wheat and hogs. Losses were posted to the Fund in the middle of the first quarter due to various agricultural markets that had large price movements. Losses were posted to the Fund at the end of the first quarter. The turn in the commodities markets in March resulted in losses in the trading program’s long positions in corn, sugar and cocoa. Positions in various agricultural markets offered diversification but not enough to offset losses posted to the Fund at the beginning of the second quarter. Losses were posted to the Fund in the middle of the second quarter. In the agricultural markets, it was noticeable that the near contracts were affected by the dim sentiment of the other commodity markets, while the far contracts reflected that the climatic conditions in Europe and the U.S. did not promise much for the next harvest. Losses were posted to the Fund at the end of the second quarter. The majority of commodity markets started the month rising, with the trading program holding long positions, only to weaken in the course of the month, leading to losses as a consequence in corn and soybeans. Sugar succeeded in staying reasonably strong and the trading program picked up the decline in wheat although not enough to offset losses. Losses were posted to the Fund at the beginning of the fourth quarter due to the trading program’s positions that anticipated a further decrease in the prices of various agricultural commodities which reversed during the first week of the October. Profits were posted to the Fund in the middle of the fourth quarter as the trading program profited from falling prices in various agricultural markets. Losses were posted to the Fund at the end of the fourth quarter as the trading program’s short positions in grains resulted in losses.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. The revival in the euro resulted in losses on the trading program’s short positions versus many emerging market currencies. Commodity-rich currencies exhibited different price behaviors. The oil-rich currencies, such as those of Russia and Mexico, remained strong, while the metal and agricultural rich currencies, such as those of Chile, South Africa and Australia, weakened. Profits were posted to the Fund in the middle of the second quarter. The currencies of emerging markets were also impacted by the political events, resulting in losses on positions in the Korean won and the Mexican peso with the Indonesian rupiah remaining exceptionally strong. Also, profits were posted to the Fund from the strength of various peripheral European currencies including the British pound, Norwegian and Swedish “crowns”, Hungarian forint, Romanian leu and Russian ruble. Profits were posted to the Fund at the end of the first quarter. The Japanese yen responded to the tsunami with a huge swing. The Japanese yen shot up extremely for a number of days, and then in response to successful interventions, fell just as extremely. The trading program’s short positions versus various non United States currencies, losses were locked during the rise. The trading program’s long positions against the U.S. dollar resulted in losses after the intervention. Measured by the extremity of the swing, the total damage actually remained limited, mainly through the trading program not reacting too hastily. Although long positions in British pounds suffered unfortunate results, various other short U.S. dollar positions offset losses resulting in profits posted to the Fund. Profits were posted to the Fund at the beginning of the second quarter. A dominating significant trend was the falling U.S. dollar in April and the trading program was able to earn as much from this move as the limitations to risk concentration allowed. Losses were posted to the Fund in the middle of the second quarter. Although the falling U.S. dollar was a favorable trend in April, the reaction in this trend was the main source of losses in May. Losses were posted to the Fund at the end of the second quarter. Several positions that benefit from a declining U.S. dollar and Euro resulted in losses. Losses were posted to the Fund at the beginning of the third quarter. Profits were made in the trading program’s several short positions which were offset by losses in the trading program’s several other long positions. The strong Japanese yen and British pound resulted almost exclusively in losses on several earlier accumulated trading programs’ short positions. The strength of the currencies of Australia, New Zealand, South Korea, India, Philippines, Chile and Brazil and the weakness of the Turkish lira posted profits, but was not enough to fully offset losses. Losses were posted to the Fund in the middle of the third quarter from the trading program’s long positions in commodity rich currencies, such as those from Russia, Australia, New Zealand, South Africa, Mexico, Brazil and Chile. The rise of the Swiss franc generated profits, despite the far reaching measures by the Swiss central bank. Losses were posted to the Fund at the end of the third quarter. In late August, it seems that most European currencies, and even more so, the currencies of some emerging countries like South Korea and a number of resource-rich countries like Australia, started to recover. The trading program’s positions anticipated a continuation of this trend which resulted in losses posted to the Fund. Profits were earned with the decline of the Taiwanese dollar versus the U.S. dollar and the rise of the Japanese yen versus the Korean won and the Mexican peso which was not enough to offset the losses. Losses were posted to the Fund at the beginning of the fourth quarter. When the U.S. dollar initiated its decline in the first week of October several of the trading program’s positions, mainly against European currencies, were negatively affected. A limited number of the trading program’s positions anticipating a further rise in the Japanese yen suffer losses on the last day of October due to interventions by the Bank of Japan. Losses were posted to the Fund in the middle of the fourth quarter. The trading program’s positions that anticipated a declining U.S. dollar and a rising commodity-rich currencies from Australia, Brazil and Norway resulted in losses. Profits were posted to the Fund at the end of the fourth quarter due to the trading program’s short position in a European currency versus a long position in a non European currency.

Year ended December 31, 2010

Total Trading
Profit (Loss)
Stock Indices	$(2,475,421)
Metals	13,431,814
Agricultural Commodities	1,791,226
Currencies	8,588,176
Energy	2,100,729
Interest Rates	26,649,777
Subtotal	50,086,301
Brokerage Commissions	(1,332,262)
Total	$48,754,039

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

Year ended December 31, 2009

Total Trading
Profit (Loss)
Stock Indices	$2,771,674
Metals	1,294,047
Agricultural Commodities	(1,089,234)
Currencies	(2,785,506)
Energy	(22,155,899)
Interest Rates	(13,716,230)
Subtotal	(35,681,148)
Brokerage Commissions	(1,209,739)
Total	$(36,890,887)

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statement” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the periods ended December 31, 2011 and December 31, 2010, the Fund’s average month-end Net Asset Value was approximately $250,238,270 and $242,489,189, respectively.

December 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	2,347,392	0.94%	4,857,637	664,888
Currencies	4,565,045	1.82%	11,388,125	434,159
Energy	3,668,546	1.47%	9,092,079	1,061,402
Interest Rates	2,478,257	0.99%	5,623,341	324,409
Metals	4,659,846	1.86%	10,262,688	1,597,242
Stock Indices	3,326,532	1.33%	8,606,799	134,677

Total	21,045,618	8.41%	49,830,669	4,216,777

December 31, 2010

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,538,385	1.05%	$5,946,607	$778,695
Currencies	5,783,392	2.39%	12,294,354	504,065
Energy	8,761,194	3.61%	14,928,308	4,060,278
Interest Rates	4,218,621	1.74%	7,542,633	939,365
Metals	1,707,860	0.70%	3,722,391	364,706
Stock Indices	1,854,290	0.76%	4,603,316	387,830

Total	$24,863,742	10.25%	$49,037,609	$7,034,939

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

The following were the primary trading risk exposures of the Fund as of December 31, 2011, by market sector.

Interest Rates

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2011. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2011.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in British pound, Japanese yen and Euros.

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

The Fund has cash flow interest rate risk on its cash on deposit with MLPF&S and in the BlackRock, which was a related party to MLAI for a portion of the year, sponsored money market mutual fund in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLAI does not take any steps to limit the cash flow risk on its cash held on deposit at MLPF&S and in the BlackRock sponsored money market mutual fund.

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2011

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2011	2011	2011	2011	2010	2010	2010	2010
Total Income (Loss)	$3,414,069	$(8,224,491)	$(15,891,955)	$(1,159,861)	$22,860,229	$15,472,363	$(7,433,314)	$17,855,235
Total Expenses	1,420,609	1,506,420	1,542,224	1,511,845	3,122,172	1,368,562	1,316,448	1,317,179
Net Income (Loss)	$1,993,460	$(9,730,911)	$(17,434,179)	$(2,671,706)	$19,738,057	$14,103,801	$(8,749,762)	$16,538,056

Net Income (Loss) per weighted average Unit (1)	$0.0118	$(0.0561)	$(0.1030)	$(0.0164)	$0.1219	$0.0839	$(0.0509)	$0.0916

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Fund as of and for the year which ended December 31, 2011, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2011, the Fund’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)    Identification of Directors and Executive Officers:

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Justin C. Ferri	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Deann Morgan	Vice President and Manager

James L. Costabile	Vice President and Manager

Paul D. Harris	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Justin C. Ferri is the Chief Executive Officer, President and Manager of MLAI. Mr. Ferri, 36 years old, has been the Chief Executive Officer and President of MLAI since August 2009.  Mr. Ferri has been listed as a principal of MLAI since July 29, 2008.  He has been registered with the CFTC as an associated person of MLAI since September 11, 2009.  He has served as Managing Director within the BAC Global Wealth & Investment Management group (“GWIM”) and the Global Wealth and Retirement Solutions group (“GWRS”) since January 2007, and has been responsible for heading GWIM’s Alternative Investments business since August 2009 and was responsible for platform and product management for the business from January 2007 until taking over as head in August 2009.  Prior to his role in GWRS, Mr. Ferri was a Director in MLPF&S’ Global Private Client Market Investments & Origination group from January 2005 to January 2007 where he was responsible for the structured fund business for Merrill Lynch wealth management, and before that, he served as a Vice President and head of the MLPF&S Global Private Client Rampart Equity Derivatives team from January 2003 to January 2005.  In addition, from August 2009 to October 2010, Mr. Ferri served as President of IQ Investment Advisors LLC (“IQ”), an indirect, wholly-owned investment adviser subsidiary of ML & Co., and served as President of each of IQ’s publicly traded closed-end mutual fund companies.  Prior to joining BAC in January 2002 as Vice President and Co-Head of Analytic Development, Mr. Ferri was a Vice President within the Quantitative Development group of mPower Advisors LLC, an on-line investment advice and retirement education company, from June 1999 to January 2002, and prior to that, he worked in the Private Client division of J.P. Morgan & Co., a global financial services company, from June 1997 to June 1999, as an associate in the bank’s wealth management business for high-net worth individuals where he was responsible for the development and implementation of a wealth management client account trading system. Mr. Ferri was listed as a principal and registered as an associated person of BACAP Alternative Advisors, Inc., a commodity pool operator, from January 8, 2010 to May 5, 2010 and January 14, 2010 to May 5, 2010, respectively, where he was responsible for supervision of certain unregistered “fund of hedge fund” investment vehicles.  He was also listed as a principal of Banc of America Investment Advisors, Inc., an investment adviser and an indirect, wholly-owned subsidiary of Bank of America where he was responsible for supervision of certain registered and unregistered “fund of hedge fund” investment vehicles from January 8, 2010 to September 21, 2010 and January 14, 2010 to September 21, 2010, respectively.  Mr. Ferri holds a B.A. degree from Loyola College in Maryland.

Barbra E. Kocsis is the Chief Financial Officer and Vice President for MLAI. Ms. Kocsis, 45 years old, has been the Chief Financial Officer of MLAI since October 2006. Ms. Kocsis has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within the Bank of America Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006. Prior to serving in her current roles, she was the Fund Controller of MLAI from May 1999 to September 2006. Before joining MLAI, Ms. Kocsis held various accounting and tax positions at Derivatives Portfolio Management LLC from May 1992 until May 1999, at which time she held the position of accounting director. Prior to that, she was an associate at Coopers & Lybrand in both the audit and tax practices from September 1988 to February 1992. She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration - Accounting.

Deann Morgan is a Vice President and Manager of MLAI. Ms. Morgan, 42 years old, has been a Vice President of MLAI since March 2008 and Managing Director of the GWIM Alternative Investments Group since January 2009. As Managing Director of GWIM AI, Ms. Morgan heads Alternative Investments Origination. From April 2006 until March 2008, Ms. Morgan was a Director for Merrill Lynch’s Global Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments. Between August 1999 and April 2006, Ms. Morgan worked for BAC’s Investment Banking Group covering Asian corporate clients. She received her M.B.A. from University of Chicago and her B.B.A. from University of Michigan. Ms. Morgan has been registered with NFA as an associated person and listed as a principal of MLAI since August 21, 2009. Ms. Morgan has also been registered with NFA as an associated person of MLPF&S since April 13, 2009.

James L. Costabile, is a Vice President and Manager of MLAI.  Mr. Costabile, 35 years old, has been a Managing Director within GWRS responsible for alternative investment distribution for BAC since June 2007 and US Trust since January 2009.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with NFA as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc. from November 13, 2003 to July 6, 2007.  As part of the MLAI management team, Mr. Costabile oversees a team of specialists responsible for supporting hedge funds, private equity and real asset offerings.  Prior to joining BAC in 2007, Mr. Costabile spent ten years with Citigroup Inc., most recently as a Managing Director for Citigroup Alternative Investments responsible for co-heading Smith Barney Alternative Investment Distribution from February 2005 to June 2007.  Prior to that, Mr. Costabile held a number of positions involving sales, marketing, product management and financial advisor training within different divisions of Citigroup, Inc. including: Citigroup Alternative Investments from May 2003 to February 2005 (sales manager for hedge funds, private equity funds, structured products and exchange funds); the Private Capital Group from February 2001 to May 2003 (sales desk manager for alternative funds for Smith Barney and Citi Private Bank); Salomon Smith Barney Alternative Investment Group from February 1999 to February 2001 (producing sales desk manager for alternative investment funds); Smith Barney Alternative Investments from March 1998 to February 1999 (sales desk supervisor for alternative investment funds) and Smith Barney Capital Management from November 1997 to March 1998 (participating in sales, marketing and product management).  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Paul D. Harris, is a Vice President and Manager of MLAI.  Mr. Harris, 41 years old, has been Managing Director and head of Strategy and Marketing in the Alternative Investment group within GWRS since December 2009.  Mr. Harris has been listed as a principal of MLAI since August 26, 2010.  Mr. Harris is responsible for leading Strategy, Marketing and Information Management functional teams in developing alternative investment solutions, including hedge funds, managed futures, private equity and real assets investments for financial advisors.  Prior to joining BAC in December 2009, Mr. Harris was a Managing Director at PH Investment Group, LLC from May 2008 to November 2009, and before that a Director at Bridgewater Associates from August  2007 to March 2008.  Mr. Harris was also a Director at Citigroup Alternative Investments and the Strategy and M&A team at Citigroup’s investment bank from January 2003 to January 2007.  From January 2002 to January 2003, Mr. Harris was the Director of Business Development at Pomona Capital.  In addition, Mr. Harris worked in strategic consulting as a Project Leader at the Boston Consulting Group from September 1999 to January 2002.  Mr. Harris began his career in September 1992 in investment banking followed by Barclays Capital and Goldman Sachs in investment banking and capital markets in September 1992.  Mr. Harris holds an MBA from Harvard Business School and a BA in Economics and Politics from Essex University, UK.

Colleen R. Rusch is a Vice President and Manager of MLAI.  Ms. Rusch, 44 years old, has been a Vice President of MLAI since June 2008 and Managing Director of the GWIM Alternative Investment Group since January 2012. As Managing Director of GWIM Alternative Investment Ms. Rusch heads Alternative Investment Platform Management.  Prior to her role, Ms. Rusch was a Director responsible for overseeing GWIM’s Alternative Investments product and trading platform since 2007.  Ms. Rusch has applied to be listed as a principal of MLAI.  In addition, Ms. Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an indirect wholly-owned investment adviser subsidiary of Merrill Lynch & Co., and serves as Vice President and Secretary of each of IQ’s publicly-traded closed-end mutual funds from June 2005 to October 2010. Prior to her role in GWRS, Ms. Rusch was a Director in the MLPF&S Global Private Client - Market Investment & Origination Group (“MIO”) from July 2005 to 2007.  Prior to her role as a Director in MIO, Ms. Rusch was a Director of Merrill Lynch Investment Managers from January 2005 to July 2005 and a Vice President from April 1993 to December 2004.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

MLAI acts as the sponsor, general partner or manager to nine public futures funds whose units of limited partner or member interests are registered under the Securities Exchange Act: Aspect Futures Access LLC, ML Bluetrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man-AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)                              Identification of Certain Significant Employees:

None.

(d)                                 Family Relationships:

None.

(e)                                  Business Experience:

See Items 10(a) and (b) above.

(f)                                   Involvement in Certain Legal Proceedings:

None.

(g)                                  Promoters and Control Persons:

Not applicable.

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

Not contained herein.

Code of Ethics:

MLAI and BAC have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee: Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions. The Fund does not have any officers, managers or employees.  The Fund pays brokerage commissions to an affiliate of MLAI and sponsor fees to MLAI.  MLAI also receives management fees. MLAI or its affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

As of December 31, 2011, MLAI owned no Unit-equivalent member interests. The principals of MLAI did not own any Units, and Transtrend did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)                                 Transactions between Merrill Lynch and the Fund

Some of the service providers to the Fund are affiliates of BAC.  However, none of the fees paid by the Fund to such BAC affiliates were negotiated and such fees charged to the Fund might be higher than would have been obtained in arms-length negotiations.

The Fund pays indirectly BAC through MLPF&S and MLAI substantial brokerage commissions and Sponsor fees as well as bid-ask spreads on forward currency trades.  The Fund also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the BAC organization, MLAI is the beneficiary of the revenues received by different BAC entities from the Fund.  MLAI controls the management of the Fund and serves as its promoter.  Although MLAI has not sold any assets, directly or indirectly, to the Fund, MLAI makes substantial profits from the Fund due to the foregoing revenues.

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

In 2011, the Fund expensed:  (i) brokerage commissions of $1,084,608 to MLPF&S and $4,663,195 in management fees earned by Transtrend and MLAI, (ii) Sponsor Fees of $673,816 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

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

Item 14: Principal Accountant Fees and Services

(a)                                 Audit Fees

Aggregate fees billed for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2011 and 2010 were $161,250 and $159,250, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2011 and 2010, related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2011 and 2010 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2011 and 2010

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

2.	Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.1 contained in the registrant’s Registration Statement on Form 10 filed on June 25, 2007.

3.02	Second Amended and Restated Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on March 6, 2012.

10.01	Customer Agreement between ML Transtrend DTP Enhanced FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the registrant’s Registration Statement on Form 10 filed on November 13, 2007.

10.02	Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend B.V.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.

13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01
and 32.02:	Are filed herewith.

99.1

Amended and Restated Selling Agreement effective as of July 8, 2011 between Merrell Lynch Alternative Investments LLC (for itself, and as sponsor on behalf of the investment funds listed therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as selling agent).

Exhibit 99.1:	Is incorporated by reference from Exhibit 99.1 contained in the registrant’s Report on Form 8-K filed on July 11, 2011.

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
Justin C. Ferri
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Justin C. Ferri	Chief Executive Officer, President and Manger	March 23, 2012
Justin C. Ferri

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 23, 2012
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Deann Morgan	Vice President and Manager	March 23, 2012
Deann Morgan

/s/James L. Costabile	Vice President and Manager	March 23, 2012
James L. Costabile

/s/Paul D. Harris	Vice President and Manager	March 23, 2012
Paul D. Harris

/s/Colleen R. Rusch	Vice President and Manager	March 23, 2012
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

2011 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2011 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications