Form 10-Q
period 2012-06-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2012-08-14
CIK 1399406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, 120,222,683 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $26,551,540 for 2012 and $21,424,479 for 2011)	$179,520,028	$226,605,062
Net unrealized profit on open futures contracts	2,368,820	7,840,087
Cash	782,872	368,191
Other assets	1,174	65,910

TOTAL ASSETS	$182,672,894	$234,879,250

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$669,239	$415,526
Redemptions payable	368,814	13,147,584
Net unrealized loss on open futures contracts	2,981,119	42,864
Other liabilities	250,625	226,967

Total liabilities	4,269,797	13,832,941

MEMBERS’ CAPITAL:
Members’ Interest (120,222,683 Units and 155,007,214 Units outstanding; unlimited Units authorized)	178,403,097	221,046,309
Total members’ capital	178,403,097	221,046,309

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$182,672,894	$234,879,250

NET ASSET VALUE PER UNIT:

Class A	$1.2378	$1.1801
Class C	$1.1404	$1.0927
Class D	$1.0219	$0.9670
Class I	$1.2426	$1.1823
Class DS	$1.5655	$1.4814
Class DT	$1.6747	$1.5771

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
TRADING PROFIT (LOSS):

Realized, net	$12,102,365	$(5,515,802)	$24,696,514	$(5,063,973)
Change in unrealized, net	(3,706,370)	(10,065,926)	(8,409,522)	(11,376,186)
Brokerage commissions	(301,560)	(302,604)	(586,649)	(603,669)

Total trading profit (loss), net	8,094,435	(15,884,332)	15,700,343	(17,043,828)

INVESTMENT INCOME (LOSS)
Interest, net	(1,018)	(7,623)	4,899	(7,988)

EXPENSES:
Management fee	934,850	1,202,717	1,951,490	2,397,885
Sponsor fee	160,140	176,816	322,931	328,263
Performance fee	147,843	—	147,843	—
Other	165,529	162,691	319,571	327,921
Total expenses	1,408,362	1,542,224	2,741,835	3,054,069

NET INVESTMENT LOSS	(1,409,380)	(1,549,847)	(2,736,936)	(3,062,057)

NET INCOME (LOSS)	$6,685,055	$(17,434,179)	$12,963,407	$(20,105,885)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	9,508,580	7,556,095	9,462,558	5,982,628
Class C	15,108,263	18,365,469	15,860,724	17,276,240
Class D	3,493,280	2,000,000	3,026,701	2,000,000
Class I	1,526,910	1,100,618	1,342,619	1,085,986
Class DS	84,955,845	115,650,165	92,465,796	114,474,255
Class DT	18,632,929	24,673,289	19,847,426	25,195,821

Net income (loss) per weighted average Unit
Class A	$0.0285	$(0.0986)	$0.0572	$(0.1475)
Class C	$0.0253	$(0.0887)	$0.0503	$(0.1137)
Class D	$0.0273	$(0.0683)	$0.0454	$(0.0786)
Class I	$0.0303	$(0.0887)	$0.0572	$(0.1066)
Class DS	$0.0558	$(0.1055)	$0.0995	$(0.1228)
Class DT	$0.0616	$(0.1064)	$0.1113	$(0.1164)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital June
	December 31, 2010	Subscriptions	Redemptions	June 30, 2011	December 31, 2011	Subscriptions	Redemptions	30, 2012
Class A	3,458,026	5,055,857	(275,567)	8,238,316	8,926,646	921,255	(503,547)	9,344,354
Class C	15,140,200	4,583,286	(824,370)	18,899,116	17,017,841	453,816	(2,788,060)	14,683,597
Class D	2,000,000	—	—	2,000,000	2,062,362	1,493,280	(62,362)	3,493,280
Class I	911,417	239,038	(46,172)	1,104,283	952,853	596,465	(37,814)	1,511,504
Class DS	111,667,815	5,719,873	(660,664)	116,727,024	104,405,795	—	(30,459,128)	73,946,667
Class DT	26,281,259	—	(1,919,837)	24,361,422	21,641,717	—	(4,398,436)	17,243,281

Total Members’ Units	159,458,717	15,598,054	(3,726,610)	171,330,161	155,007,214	3,464,816	(38,249,347)	120,222,683

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

 (unaudited)

	Members’ Capital December 31, 2010	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2011	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2012
Class A	$4,597,909	$6,710,033	$(349,560)	$(882,299)	$10,076,083	$10,534,052	$1,107,930	$(617,488)	$541,729	$11,566,223
Class C	18,827,816	5,631,080	(983,642)	(1,964,478)	21,510,776	18,595,146	511,278	(3,159,364)	798,064	16,745,124
Class D	2,146,621	—	—	(157,159)	1,989,462	1,994,275	1,500,000	(62,025)	137,516	3,569,766
Class I	1,209,298	316,002	(59,023)	(115,805)	1,350,472	1,126,558	721,860	(46,985)	76,775	1,878,208
Class DS	183,611,518	9,403,011	(1,082,366)	(14,053,709)	177,878,454	154,664,583	—	(48,098,419)	9,199,587	115,765,751
Class DT	45,566,638	—	(3,308,246)	(2,932,435)	39,325,957	34,131,695	—	(7,463,406)	2,209,736	28,878,025

Total Members’ Capital	$255,959,800	$22,060,126	$(5,782,837)	$(20,105,885)	$252,131,204	$221,046,309	$3,841,068	$(59,447,687)	$12,963,407	$178,403,097

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT

Per Unit Operating Performance:

Net asset value, beginning of period	$1.2093	$1.1169	$0.9946	$1.2128	$1.5238	$1.6263

Net Realized and net change in unrealized trading profit (loss)	0.0425	0.0393	0.0349	0.0426	0.0534	0.0570
Brokerage commissions	(0.0019)	(0.0018)	(0.0016)	(0.0019)	(0.0024)	(0.0026)
Interest income	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0121)	(0.0140)	(0.0060)	(0.0109)	(0.0093)	(0.0060)

Net asset value, end of period	$1.2378	$1.1404	$1.0219	$1.2426	$1.5655	$1.6747

Total Return: (a)

Total return before Performance fees	2.41%	2.15%	2.79%	2.51%	2.79%	3.01%
Performance fees	-0.07%	-0.07%	-0.07%	-0.07%	-0.07%	-0.10%
Total return after Performance fees	2.34%	2.08%	2.72%	2.44%	2.72%	2.91%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.96%	1.22%	0.59%	0.86%	0.59%	0.33%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.03%
Expenses (including Performance fees)	0.96%	1.22%	0.59%	0.86%	0.59%	0.36%

Net investment income (loss)	-0.97%	-1.22%	-0.59%	-0.87%	-0.59%	-0.36%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1801	$1.0927	$0.9670	$1.1823	$1.4814	$1.5771

Net Realized and net change in unrealized trading profit (loss)	0.0847	0.0783	0.0695	0.0849	0.1064	0.1134
Brokerage commissions	(0.0035)	(0.0032)	(0.0029)	(0.0035)	(0.0044)	(0.0047)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0235)	(0.0274)	(0.0117)	(0.0211)	(0.0179)	(0.0111)

Net asset value, end of period	$1.2378	$1.1404	$1.0219	$1.2426	$1.5655	$1.6747

Total Return: (a)

Total return before Performance fees	4.94%	4.42%	5.73%	5.15%	5.73%	6.22%
Performance fees	-0.07%	-0.07%	-0.07%	-0.07%	-0.07%	-0.10%
Total return after Performance fees	4.87%	4.35%	5.66%	5.08%	5.66%	6.12%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	1.92%	2.42%	1.16%	1.71%	1.16%	0.66%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.03%
Expenses (including Performance fees)	1.92%	2.42%	1.16%	1.71%	1.16%	0.69%

Net investment income (loss)	-1.92%	-2.42%	-1.16%	-1.72%	-1.16%	-0.68%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

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

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

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

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund issues new units of limited liability company interest (“Units”) at Net Asset Value per Unit (see Item 2 for discussion of net asset value and net asset value per unit for subscriptions and redemptions purposes hereinafter referred to as Net Asset Value and Net Asset Value per Unit) as of the beginning of each calendar month. The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Transtrend B.V. (“Transtrend” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch”). Merrill Lynch is a wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Fund’s commodity broker. Merrill Lynch International Bank (“MLIB”) is the Fund’s primary foreign exchange forward prime broker.

FuturesAccess offers investors the opportunity to allocate and reallocate capital among a number of managed futures and other commodity trading advisors collectively employing different technical, fundamental, systematic and/or discretionary trading strategies or to those fund of funds for which MLAI allocates capital to a number of trading advisors.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2012 and December 31, 2011 and the results of its operations for the three and six months ended June 30, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.               CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2012 and December 31, 2011 are as follows:

June 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	481	227,716	0.13%	(1,134)	(530,395)	-0.30%	$(302,679)	-0.17%	August 2012 - July 2013
Currencies	455	208,666	0.12%	(830)	(290,516)	-0.16%	(81,850)	-0.04%	September 2012
Energy	—	—	0.00%	(667)	(1,164,053)	-0.65%	(1,164,053)	-0.65%	July 2012 - November 2013
Interest rates	7,144	(192,017)	-0.11%	(2,389)	(72,645)	-0.04%	(264,662)	-0.15%	July 2012 - June 2016
Metals	414	(1,108,712)	-0.62%	(814)	1,392,934	0.78%	284,222	0.16%	July 2012 - April 2013
Stock indices	1,056	1,257,329	0.70%	(946)	(340,606)	-0.19%	916,723	0.51%	July 2012 - December 2012

Total, net		$392,982	0.22%		$(1,005,281)	-0.56%	$(612,299)	-0.34%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	415	$185,732	0.08%	(1,463)	$(628,585)	-0.28%	$(442,853)	-0.20%	January 2012 - December 2012
Currencies	551	273,422	0.12%	(434)	950,112	0.43%	1,223,534	0.55%	March 2012
Energy	177	64,791	0.03%	(1,005)	3,491,388	1.58%	3,556,179	1.61%	January 2012 - December 2013
Interest rates	4,195	2,851,470	1.29%	(2,341)	(225,250)	-0.10%	2,626,220	1.19%	March 2012 - September 2015
Metals	242	(1,005,397)	-0.45%	(386)	1,437,831	0.65%	432,434	0.20%	January 2012 - May 2012
Stock indices	297	410,970	0.19%	(182)	(9,261)	0.00%	401,709	0.19%	January 2012 - May 2012

Total, net		$2,780,988	1.26%		$5,016,235	2.28%	$7,797,223	3.54%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2012 and December 31, 2011.

3.     FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading accounts on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding year, or period, is reported on the Statements of Operations.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$392,982	$1,501,694	$(1,108,712)	$—
Short	(1,005,281)	(2,887,256)	1,881,975	—
	(612,299)	(1,385,562)	773,263	—

Forwards
Long	—	—	—	—
Short	—	—	—	—
	—	—	—	—

June 30, 2012	$(612,299)	$(1,385,562)	$773,263	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,780,988	$3,786,386	$(1,005,398)	$—
Short	5,016,235	3,882,964	1,133,271	—
	7,797,223	7,669,350	127,873	—

Forwards
Long	—	—	—	—
Short	—	—	—	—
	—	—	—	—

December 31, 2011	$7,797,223	$7,669,350	$127,873	$—

The Fund’s volume of trading forwards and futures as of the six month period and year ended June 30, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six months ended June 30, 2012.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the Accounting Standards Codification (“ASC”) guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, contract amount, or number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2, above.

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector on derivative instruments for each of the three and six month periods ended June 30, 2012 and 2011:

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$134,048	$(3,058,709)
Currencies	(2,442,772)	(391,574)
Energy	(3,943,427)	4,337,900
Interest rates	17,535,655	13,824,997
Metals	1,175,511	258,382
Stock indices	(4,063,020)	1,315,996

Total, net	$8,395,995	$16,286,992

	For the three months ended	For the six months ended
	June 30, 2011	June 30, 2011
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(3,389,284)	$(5,158,450)
Currencies	(1,608,433)	(2,577,608)
Energy	(9,163,547)	(9,348,337)
Interest rates	3,477,792	1,948,608
Metals	242,644	3,004,185
Stock indices	(5,140,900)	(4,308,557)

Total, net	$(15,581,728)	$(16,440,159)

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BAC entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Transtrend, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Transtrend to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures which consist simply of the ongoing process of trading advisor monitoring, along with monitoring the market risk controls being applied by Transtrend is sufficient to detect if any such intervention is needed.

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

The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. The Fund attempts to mitigate this risk by dealing exclusively with BAC entities as clearing brokers.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its commodity broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

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

5.               RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and the Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and six months ended June 30, 2012 amounted to $10,044 and $20,940,respectively, of which $9,782 was payable to the Registrar and Transfer Agent as of June 30, 2012.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.3232	$1.3463	$1.3119	$1.3439	$1.2687	$1.2231
2012	$1.1928	$1.2228	$1.2093	$1.2132	$1.3267	$1.2378

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.2365	$1.2571	$1.2239	$1.2527	$1.1816	$1.1382
2012	$1.1035	$1.1304	$1.1169	$1.1196	$1.2234	$1.1404

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.0694	$1.0895	$1.0630	$1.0903	$1.0305	$0.9947
2012	$0.9786	$1.0045	$0.9946	$0.9991	$1.0940	$1.0219

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.3208	$1.3444	$1.3105	$1.3428	$1.2681	$1.2229
2012	$1.1954	$1.2260	$1.2128	$1.2171	$1.3315	$1.2426

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.6383	$1.6690	$1.6285	$1.6702	$1.5787	$1.5239
2012	$1.4992	$1.5389	$1.5238	$1.5306	$1.6759	$1.5655

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June
2011	$1.7290	$1.7625	$1.7211	$1.7663	$1.6710	$1.6143
2012	$1.5974	$1.6411	$1.6263	$1.6350	$1.7913	$1.6747

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.  Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three and six months ended June30, 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the six months ended June 30, 2012, Fund capital decreased 19.29% from $221,046,309 to $178,403,097.  This decrease was attributable to the net profit from operations of $12,963,407 coupled with the redemption of 38,249,347 Redeemable Units resulting in an outflow of $59,447,687.  The cash outflow was offset with cash inflow of $3,841,068 due to subscriptions of 3,464,816 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

Critical Accounting Policies

Statement of Cash Flows

The Fund is not required to provide a Statement of Cash Flows.

Investments

All investments (including derivatives) are held for trading purposes.  Investments are recorded on trade date and open contracts are recorded at fair value (as described below) at the measurement date.  Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included as a component of equity in commodity trading accounts on the Statements of Financial Condition.  Realized profits or losses and any change in net unrealized profits or losses from the preceding period are reported in the Statements of Operations.

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on our treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME)  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day  and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

January 1, 2012 to June 30, 2012

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

April 1, 2012 to June 30, 2012

The Fund experienced a net trading profit of $8,395,995 before brokerage commissions and related fees in the second quarter of 2012. The Fund’s profits were primarily attributable to the interest rates, metals, and agriculture sectors posting profits. The currency, energy and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Profits were earned with the global rise of long-term bond markets. At the shorter end of the yield curve, short positions suffered losses in Switzerland, but realized gains in Canada, and long positions were profitable in New Zealand, Germany and the U.S.  Profits were posted to the Fund in the middle of the quarter.  A substantial part of May’s result came from rising global long-term government bonds, partly through positions which directly anticipated this, but a larger part through numerous positions in synthetic markets with a long bond leg.  Losses were posted to the Fund at the end of the quarter. A substantial part of the loss came from the downward reaction of the longer-term government bonds of Germany, Switzerland, the U.K. and the U.S., largely through numerous positions in synthetic markets with a long leg in one of these markets. Only the Mexican bonds continued their rise. And profits were also earned with the declining money market rates in the U.S. and the U.K. But this was not enough to prevent this from being one of the worst performing sectors.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter which reversed in the middle of the quarter.  Profits were posted to the Fund in the middle of the quarter with the fall in metal markets such as aluminum, copper and silver. Losses were posted to the Fund at the end of the quarter.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter where oil-rich plant prices remained strong and profits were also earned with the falling prices of wheat, sugar and meats. This last-mentioned drop in price was amplified by the discovery of one mad dairy cow in California. Profits were posted to the Fund in the middle of the quarter. The oil-rich plants, already rising during the preceding few months now, started the month with a trend-break. Wheat, beef and robusta coffee were also trend-unfriendly. However, the losses suffered in these markets were more than compensated for by gains earned due to falling prices of arabica coffee, sugar, cotton, rubber, orange juice, corn and soybean. Losses were posted to the Fund at the end of the quarter due to trend-unfriendly movements in the agricultural markets such as corn (drought concerns), the commodities and this commodities cluster was the worst performer during June.

The currency sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the quarter. The biggest losses came from various long positions in the Mexican peso and various short positions in the Japanese yen. Profits came from short positions in the euro and long positions in the British pound and the Turkish lira. Profits were posted to the Fund in the middle of the quarter. The U.S. dollar was the mirror image of the U.S. stock market. The dollar rose from the first day of May, which resulted in losses on short positions versus numerous South American and Asian currencies. Gains on many positions which anticipated a fall in the continental European currencies more than just compensated for those losses, resulting in a profit in this tumultuous cluster.  Losses were posted to the Fund at the end of the quarter. The currency markets were bereft of trends. Almost all the losses came from positions anticipating a further rising (‘safe haven’) U.S. dollar, particularly against continental European currencies. Only positions anticipating a declining euro versus other currencies, such as those from Australia, South Korea and Turkey, brought some relief.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The initially significant energy positions barely produced any significant results. Only the profit earned due to falling coal prices was an eye-catcher. Profits were posted to the Fund in the middle of the quarter. The systems were barely able to profit from the seemingly nice downtrend in oil markets (including its derived products) but, they were very successful with the fall in other (smaller) energy markets. Losses were posted to the Fund at the end of the quarter as the oil markets showed the most promising (downward) trends. But partly because the systems were late in participating and partly because these markets reacted the enthusiastically to the Euro-summit on the last day of the month, it was not profited from.

The stock indices posted losses to the Fund.  Losses were posted to the Fund at the beginning of the quarter.  The turning stock markets were difficult. Losses suffered on long positions, in particular in commodity-rich and technology shares, as well as in Japanese shares, were only partly offset by gains earned on a number of European short positions.  Losses were posted to the Fund in the middle of the quarter.  A number of stock markets, including various U.S. markets, looked strong (again) by the end of April such that the systems were (again or still) long. When the markets started to (again) fall from the first day of May, losses were the result. Gains on various short positions in Europe and Asia only partially compensated these losses.  Profits were posted to the Fund at the end of the quarter. The negative results on short positions primarily in Europe and India were largely offset by profits on long positions in the U.S. and Mexico and/or through positions in synthetic markets.

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

The Fund’s risk exposure in the various market sectors traded by Transtrend is quantified below in terms of Value at Risk.  Due to the Fund’s  fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are cash settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six months ended June 30, 2012 and 2011 the Fund’s average Month-end Net Asset Value was approximately $203,938,169 and $259,021,010, respectively.

June 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$4,669,306	2.29%	$4,978,827	$4,167,320
Currencies	2,386,178	1.17%	3,055,315	1,889,497
Energy	10,835,478	5.31%	12,191,238	8,835,830
Interest Rates	1,595,436	0.78%	1,985,118	1,132,369
Metals	2,182,001	1.07%	2,556,523	1,689,257
Stock Indices	1,948,295	0.96%	3,262,729	856,702

Total	$23,616,694	11.58%	$28,029,750	$18,570,975

June 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,696,038	0.65%	$2,900,050	$664,888
Currencies	8,013,349	3.09%	11,388,125	4,535,290
Energy	1,810,798	0.70%	3,179,507	1,061,402
Interest Rates	951,984	0.37%	2,061,501	324,409
Metals	5,785,476	2.23%	10,262,688	3,328,746
Stock Indices	6,227,948	2.40%	8,606,799	3,671,805

TOTAL	$24,485,593	9.44%	$38,398,670	$13,586,540

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

The following were the primary trading risk exposures of the Fund as of June 30, 2012, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and corn accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2012. However, it is anticipated that Transtrend will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen and Hungarian forint.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$382,542	324,161	$1.1801
Feb-12	276,898	232,141	1.1928
Mar-12	273,541	223,701	1.2228
Apr-12	53,625	44,344	1.2093
May-12	77,448	63,838	1.2132
Jun-12	43,876	33,070	1.3267
Jul-12	195,500	157,942	1.2378

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$135,099	123,638	$1.0927
Feb-12	18,999	17,217	1.1035
Mar-12	69,694	61,655	1.1304
Apr-12	98,284	87,997	1.1169
May-12	114,236	102,033	1.1196
Jun-12	74,966	61,276	1.2234
Jul-12	98,898	86,722	1.1404

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9670
Feb-12	—	—	0.9786
Mar-12	1,500,000	1,493,280	1.0045
Apr-12	—	—	0.9946
May-12	—	—	0.9991
Jun-12	—	—	1.0940
Jul-12	—	—	1.0219

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$159,999	135,329	$1.1823
Feb-12	4,999	4,182	1.1954
Mar-12	247,738	202,070	1.2260
Apr-12	309,124	254,884	1.2128
May-12	—	—	1.2171
Jun-12	—	—	1.3315
Jul-12	28,949	23,297	1.2426

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.4814
Feb-12	—	—	1.4992
Mar-12	—	—	1.5389
Apr-12	—	—	1.5238
May-12	—	—	1.5306
Jun-12	—	—	1.6759
Jul-12	—	—	1.5655

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.5771
Feb-12	—	—	1.5974
Mar-12	—	—	1.6411
Apr-12	—	—	1.6263
May-12	—	—	1.6350
Jun-12	—	—	1.7913
Jul-12	20,467	12,221	1.6747

(1)                                  Beginning of the month Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C, Class DS and Class DT Units are not subject to any sales commissions.

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

Item 6.                                     Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                     Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02 Are filed herewith.

32.01 and

32.02                     Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)          These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date August 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)