Form 10-Q
period 2012-09-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2012-11-14
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, 116,640,493 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2012 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2012	2011
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $21,712,166 for 2012 and $21,424,479 for 2011)	$171,019,355	$226,605,062
Net unrealized profit on open futures contracts	775,354	7,840,087
Cash	393,185	368,191
Other assets	354	65,910

TOTAL ASSETS	$172,188,248	$234,879,250

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$312,927	$415,526
Redemptions payable	2,149,049	13,147,584
Net unrealized loss on open futures contracts	1,253,950	42,864
Other liabilities	272,718	226,967

Total liabilities	3,988,644	13,832,941

MEMBERS’ CAPITAL:
Members’ Interest (116,640,493 Units and 155,007,214 Units outstanding; unlimited Units authorized)	168,199,604	221,046,309
Total members’ capital	168,199,604	221,046,309

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$172,188,248	$234,879,250

NET ASSET VALUE PER UNIT:

Class A	$1.2148	$1.1801
Class C	$1.1164	$1.0927
Class D	$1.0067	$0.9670
Class I	$1.2208	$1.1823
Class DS	$1.5423	$1.4814
Class DT	$1.6536	$1.5771

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
TRADING PROFIT (LOSS):

Realized, net	$(1,103,960)	$(13,392,486)	$23,592,554	$(18,456,459)
Change in unrealized, net	133,703	5,440,071	(8,275,819)	(5,936,115)
Brokerage commissions	(250,490)	(265,808)	(837,139)	(869,477)

Total trading profit (loss), net	(1,220,747)	(8,218,223)	14,479,596	(25,262,051)

INVESTMENT INCOME (LOSS)
Interest, net	3,545	(6,268)	8,444	(14,256)

EXPENSES:
Management fee	827,349	1,168,256	2,778,839	3,566,141
Sponsor fee	159,141	178,517	482,072	506,780
Performance fee	10,862	—	158,705	—
Other	161,396	159,647	480,967	487,568
Total expenses	1,158,748	1,506,420	3,900,583	4,560,489

NET INVESTMENT (LOSS)	(1,155,203)	(1,512,688)	(3,892,139)	(4,574,745)

NET INCOME (LOSS)	$(2,375,950)	$(9,730,911)	$10,587,457	$(29,836,796)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	9,630,585	8,884,256	9,518,567	6,949,837
Class C	14,878,718	19,072,573	15,533,389	17,875,018
Class D	4,573,030	2,000,000	3,542,144	2,000,000
Class I	1,452,307	1,150,404	1,379,181	1,107,459
Class DS	71,390,427	117,774,850	85,440,673	115,574,453
Class DT	16,805,537	24,469,036	18,833,463	24,953,559

Net income (loss) per weighted average Unit
Class A	$(0.0247)	$(0.0541)	$0.0319	$(0.1962)
Class C	$(0.0247)	$(0.0492)	$0.0277	$(0.1624)
Class D	$(0.0464)	$(0.0374)	$(0.0211)	$(0.1160)
Class I	$(0.0123)	$(0.0521)	$0.0427	$(0.1587)
Class DS	$(0.0177)	$(0.0576)	$0.0929	$(0.1803)
Class DT	$(0.0166)	$(0.0571)	$0.1025	$(0.1735)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited) (in Units)

	Members’ Capital			Members’ Capital	Members’ Capital			Members’ Capital
	December 31, 2010	Subscriptions	Redemptions	September 30, 2011	December 31, 2011	Subscriptions	Redemptions	September 30, 2012
Class A	3,458,026	6,116,243	(275,567)	9,298,702	8,926,646	1,404,362	(645,945)	9,685,063
Class C	15,140,200	5,568,170	(2,493,345)	18,215,025	17,017,841	1,059,617	(3,231,742)	14,845,716
Class D	2,000,000	—	—	2,000,000	2,062,362	4,732,530	(62,362)	6,732,530
Class I	911,417	328,762	(102,636)	1,137,543	952,853	638,366	(322,505)	1,268,714
Class DS	111,667,815	7,936,193	(822,470)	118,781,538	104,405,795	—	(36,604,022)	67,801,773
Class DT	26,281,259	401,274	(1,959,053)	24,723,480	21,641,717	12,221	(5,347,241)	16,306,697

Total Members’ Units	159,458,717	20,350,642	(5,653,071)	174,156,288	155,007,214	7,847,096	(46,213,817)	116,640,493

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(unaudited)

	Members’ Capital			Net Income	Members’ Capital	Members’ Capital			Net Income	Members’ Capital
	December 31, 2010	Subscriptions	Redemptions	(Loss)	September 30, 2011	December 31, 2011	Subscriptions	Redemptions	(Loss)	September 30, 2012
Class A	$4,597,909	$8,018,819	$(349,560)	$(1,363,249)	$10,903,919	$10,534,052	$1,721,330	$(793,284)	$303,429	$11,765,527
Class C	18,827,816	6,745,969	(2,843,409)	(2,903,028)	19,827,348	18,595,146	1,228,502	(3,680,305)	430,986	16,574,329
Class D	2,146,621	—	—	(232,045)	1,914,576	1,994,275	4,920,000	(62,025)	(74,708)	6,777,542
Class I	1,209,298	428,435	(126,872)	(175,758)	1,335,103	1,126,558	775,139	(411,816)	58,943	1,548,824
Class DS	183,611,518	12,752,142	(1,335,252)	(20,832,447)	174,195,961	154,664,583	—	(58,035,503)	7,938,883	104,567,963
Class DT	45,566,638	641,276	(3,373,227)	(4,330,269)	38,504,418	34,131,695	20,467	(9,116,667)	1,929,924	26,965,419

Total Members’ Capital	$255,959,800	$28,586,641	$(8,028,320)	$(29,836,796)	$246,681,325	$221,046,309	$8,665,438	$(72,099,600)	$10,587,457	$168,199,604

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2378	$1.1404	$1.0219	$1.2426	$1.5655	$1.6747

Net Realized and net change in unrealized trading profit (loss)	(0.0090)	(0.0082)	(0.0076)	(0.0091)	(0.0116)	(0.0126)
Brokerage commissions	(0.0018)	(0.0016)	(0.0015)	(0.0018)	(0.0022)	(0.0024)
Interest income	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0122)	(0.0142)	(0.0061)	(0.0109)	(0.0094)	(0.0061)

Net asset value, end of period	$1.2148	$1.1164	$1.0067	$1.2208	$1.5423	$1.6536

Total Return: (a)

Total return before Performance fees	-1.85%	-2.09%	-1.48%	-1.75%	-1.48%	-1.27%
Performance fees	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%	-0.03%
Total return after Performance fees	-1.86%	-2.10%	-1.49%	-1.76%	-1.49%	-1.30%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	0.96%	1.21%	0.59%	0.86%	0.59%	0.34%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%
Expenses (including Performance fees)	0.96%	1.21%	0.59%	0.86%	0.59%	0.36%

Net investment income (loss)	-0.96%	-1.21%	-0.59%	-0.86%	-0.59%	-0.36%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1801	$1.0927	$0.9670	$1.1823	$1.4814	$1.5771

Net Realized and net change in unrealized trading profit (loss)	0.0756	0.0701	0.0619	0.0757	0.0948	0.1008
Brokerage commissions	(0.0052)	(0.0048)	(0.0043)	(0.0053)	(0.0066)	(0.0071)
Interest income	0.0001	0.0000	0.0000	0.0001	0.0001	0.0001
Expenses	(0.0358)	(0.0416)	(0.0179)	(0.0320)	(0.0274)	(0.0173)

Net asset value, end of period	$1.2148	$1.1164	$1.0067	$1.2208	$1.5423	$1.6536

Total Return: (a)

Total return before Performance fees	3.00%	2.23%	4.17%	3.31%	4.17%	4.87%
Performance fees	-0.08%	-0.08%	-0.08%	-0.08%	-0.08%	-0.13%
Total return after Performance fees	2.92%	2.15%	4.09%	3.23%	4.09%	4.74%

Ratios to Average Members’ Capital:

Expenses (excluding Performance fees)	2.88%	3.63%	1.75%	2.58%	1.75%	1.00%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.05%
Expenses (including Performance fees)	2.88%	3.63%	1.75%	2.58%	1.75%	1.05%

Net investment income (loss)	-2.88%	-3.63%	-1.75%	-2.58%	-1.75%	-1.04%

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

Merrill Lynch Alternative Investments LLC (MLAI” or “Sponsor”) is the Sponsor of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are sometimes referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive futures clearing broker for the Fund. The Sponsor may select other parties as futures clearing broker(s).  Merrill Lynch International Bank Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”). MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess offers investors the opportunity to allocate and reallocate capital among a number of managed futures and other commodity trading advisors collectively employing different technical, fundamental, systematic and/or discretionary trading strategies or to those fund of funds for which MLAI allocates capital to a number of trading advisors.

Effective September 30, 2012, the Sponsor adopted an Amendment to the Fund’s Operating Agreement (the “Amendment”).  The Amendment revised the Fund’s Operating Agreement with respect to the following, among other things:

I.                Providing that an investor will be entitled to redeem all or part of such investor’s Units effective as of (a) the 15th calendar day of each month and/or (b) the last calendar day of each month (each, a redemption date), upon providing oral or written notice by the “Subscription/Redemption Notice Date,” which is eight business days prior to the 1st and 16th  of every month; provided that the Sponsor, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.

II.           Providing that the Sponsor may admit new investors as of the 1st and 16th calendar day of each month, or as of such other times as the Sponsor may deem appropriate.

III.      Providing that operating expenses will be allocated among the Units pro rata based on their respective Net Asset Values as of the beginning of the relevant accounting period.

IV.       Permitting the Sponsor to adjust the allocation and other provisions of the Operating Agreement as to reflect the ability of investors to subscribe and redeem on a semi-monthly basis.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2012 and December 31, 2011 and the results of its operations for the three and nine months ended September 30, 2012 and 2011.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2012 and December 31, 2011 are as follows:

September 30, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	445	(65,762)	-0.04%	(835)	(267,959)	-0.16%	$(333,721)	-0.20%	October 2012 - December 2013
Currencies	1,062	209,105	0.12%	(414)	(91,875)	-0.05%	117,230	0.07%	December 2012
Energy	148	197,295	0.12%	(473)	(1,385,244)	-0.82%	(1,187,949)	-0.70%	October 2012 - December 2014
Interest rates	4,145	1,139,145	0.68%	(1,172)	(264,061)	-0.16%	875,084	0.52%	December 2012 - December 2016
Metals	748	4,218,846	2.51%	(458)	(3,067,323)	-1.82%	1,151,523	0.69%	October 2012 - August 2013
Stock indices	1,713	(1,461,963)	-0.87%	(684)	361,200	0.21%	(1,100,763)	-0.66%	October 2012 - March 2013

Total, net		$4,236,666	2.52%		$(4,715,262)	-2.80%	$(478,596)	-0.28%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts / Notional	Profit (Loss)	Members’ Capital	Contracts / Notional	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	415	$185,732	0.08%	(1,463)	$(628,585)	-0.28%	$(442,853)	-0.20%	January 2012 - December 2012
Currencies	551	273,422	0.12%	(434)	950,112	0.43%	1,223,534	0.55%	March 2012
Energy	177	64,791	0.03%	(1,005)	3,491,388	1.58%	3,556,179	1.61%	January 2012 - December 2013
Interest rates	4,195	2,851,470	1.29%	(2,341)	(225,250)	-0.10%	2,626,220	1.19%	March 2012 - September 2015
Metals	242	(1,005,397)	-0.45%	(386)	1,437,831	0.65%	432,434	0.20%	January 2012 - May 2012
Stock indices	297	410,970	0.19%	(182)	(9,261)	0.00%	401,709	0.19%	January 2012 - May 2012

Total, net		$2,780,988	1.26%		$5,016,235	2.28%	$7,797,223	3.54%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2012 and December 31, 2011.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where such investments are traded.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into its process for determining fair values.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2012 and December 31, 2011 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$4,236,666	$1,498,136	$2,738,530	$—
Short	(4,715,262)	(1,647,939)	(3,067,323)	—
	(478,596)	(149,803)	(328,793)	—

Forwards
Long	—	—	—	—
Short	—	—	—	—
	—	—	—	—

September 30, 2012	$(478,596)	$(149,803)	$(328,793)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$2,780,988	$3,786,386	$(1,005,398)	$—
Short	5,016,235	3,882,964	1,133,271	—
	7,797,223	7,669,350	127,873	—

Forwards
Long	—	—	—	—
Short	—	—	—	—
	—	—	—	—

December 31, 2011	$7,797,223	$7,669,350	$127,873	$—

The Fund’s volume of trading forwards and futures as of the nine month period and year ended September 30, 2012 and December 31, 2011, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2012.

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

The following table indicates the trading profits and losses, before brokerage commissions, by commodity industry sector on derivative instruments for each of the three and nine month periods ended September 30, 2012 and 2011:

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(1,135,779)	$(4,194,488)
Currencies	1,935,486	1,543,912
Energy	(4,882,098)	(544,197)
Interest rates	162,463	13,987,460
Metals	420,267	678,649
Stock indices	2,529,404	3,845,399

Total, net	$(970,257)	$15,316,735

	For the three months ended	For the nine months ended
	September 30, 2011	September 30, 2011
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(3,081,125)	$(8,239,575)
Currencies	(12,021,945)	(14,599,537)
Energy	746,248	(8,602,104)
Interest rates	8,487,542	10,436,150
Metals	(237,857)	2,766,327
Stock indices	(1,845,278)	(6,153,835)

Total, net	$(7,952,415)	$(24,392,574)

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

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker and MLIB as its foreign currency forward counterpart.  Pursuant to the arrangements with MLPF&S and MLIB (which each includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S or MLIB, respectively, the receivables and payables are offset and reported as unrealized profit or loss on open futures contracts for MLPF&S and as unrealized profit or loss on forward contracts for MLIB on the Statements of Financial Condition.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify third parties, including affiliates of the Fund, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.   RELATED PARTY TRANSACTIONS

MLAI and the Fund have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Registrar and Transfer Agent performs the transfer agent and investor services functions for the Fund.  The agreement with the Registrar and Transfer Agent calls for a fee to be paid based on the collective net asset of funds managed or sponsored by MLAI with the minimum annual fee of $2,700,000.  The fee rate ranges from 0.016% to 0.02% based on aggregate net assets.  MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets and the fee is payable monthly in arrears.  The Registrar and Transfer Agent fee, which ranged between 0.018% and 0.02% of aggregate asset level, allocated to the Fund for the three and nine months ended September 30, 2012 amounted to $9,235 and $30,176, respectively, of which $8,956 was payable to the Registrar and Transfer Agent as of September 30, 2012.

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

The Fund calculates the Net Asset Value per unit of each class of units as of the close of business on the last business day of each calendar month and such other dates as MLAI may determine in its discretion. The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$1.3232	$1.3463	$1.3119	$1.3439	$1.2687	$1.2231	$1.2528	$1.2058	$1.1726
2012	$1.1928	$1.2228	$1.2093	$1.2132	$1.3267	$1.2378	$1.3023	$1.2757	$1.2148

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$1.2365	$1.2571	$1.2239	$1.2527	$1.1816	$1.1382	$1.1649	$1.1202	$1.0885
2012	$1.1035	$1.1304	$1.1169	$1.1196	$1.2234	$1.1404	$1.1988	$1.1734	$1.1164

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$1.0694	$1.0895	$1.0630	$1.0903	$1.0305	$0.9947	$1.0202	$0.9831	$0.9573
2012	$0.9786	$1.0045	$0.9946	$0.9991	$1.0940	$1.0219	$1.0765	$1.0558	$1.0067

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$1.3208	$1.3444	$1.3105	$1.3428	$1.2681	$1.2229	$1.2531	$1.2064	$1.1737
2012	$1.1954	$1.2260	$1.2128	$1.2171	$1.3315	$1.2426	$1.3078	$1.2815	$1.2208

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$1.6383	$1.6690	$1.6285	$1.6702	$1.5787	$1.5239	$1.5629	$1.5061	$1.4665
2012	$1.4992	$1.5389	$1.5238	$1.5306	$1.6759	$1.5655	$1.6492	$1.6175	$1.5423

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	August	September
2011	$1.7290	$1.7625	$1.7211	$1.7663	$1.6710	$1.6143	$1.6570	$1.5981	$1.5574
2012	$1.5974	$1.6411	$1.6263	$1.6350	$1.7913	$1.6747	$1.7653	$1.7329	$1.6536

Liquidity and Capital Resources

The Fund does not engage in the sale of goods or services.  The Fund’s assets generally are its (i) equity in its trading accounts, consisting of cash (including restricted cash), and unrealized profit net of unrealized losses and (ii) interest receivable.    Because of the low margin deposits normally required in commodity futures trading relatively small price movements may result in substantial losses to the Fund.  While substantial losses could lead to a material decrease in liquidity, no such material losses occurred during the three and nine months ended September 30, 2012 and there was no impact on the Fund’s liquidity.

The Fund’s capital consists of the capital contributions of the members as increased or decreased by profits or losses on trading, expenses, interest income, redemptions of Redeemable Units and distributions of profits, if any.

For the nine months ended September 30, 2012, Fund capital decreased 23.91% from $221,046,309 to $168,199,604.  This decrease was attributable to the net profit from operations of $10,587,457 coupled with the redemption of 46,213,817 Redeemable Units resulting in an outflow of $72,099,600.  The cash outflow was offset with cash inflow of $8,665,438 due to subscriptions of 7,847,096 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Cash and Cash Equivalents

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2012 the Fund holds no cash equivalents. Cash was held at a nationally recognized financial institution.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss based on the daily mark to market are recorded as unrealized profits.  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME).  The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bid and asks from open outcry sessions.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2009.

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

January 1, 2012 to September 30, 2012

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

July 1, 2012 to September 30, 2012

The Fund experienced a net trading loss of $970,257 before brokerage commissions and related fees in the third quarter of 2012. The Fund’s profits were primarily attributable to the stock indices, currencies, metals, and the interest rates sectors posting profits. The agriculture and energy sectors posted losses.

The stock indices posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Notable in the equity markets were the deviating positions and results, spread across regions and sectors. Losses came from reduced selective short positions, as well as from long positions in Japan. Profits were posted to the Fund in the middle of the quarter. Profits were made with the decline of equities in China. Profits were posted to the Fund at the end of the quarter. The gains earned on rising equity markets came mainly from the U.S., but Europe and Thailand also contributed positively. The best trends came from declining volatility, which the trading program benefitted from both in the U.S. and in Europe.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the trading program’s short positions in continental European currencies. Not only versus currencies from elsewhere in the world, but also to a large extent versus the currencies of neighboring regions, such as Great Britain, Scandinavia, Poland, Russia and Turkey. Losses were posted to the Fund in the middle of the quarter due to the trading program’s positions anticipating a further decline of the euro. Positions anticipating rising exchange rates of the currencies of oil-rich countries such as Norway and Mexico could not compensate for these losses. Losses were posted to the Fund at the end of the quarter due to the trading program’s position versus the euro.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Stuttering trends in metals were one reason. Losses were posted to the Fund in the middle of the quarter due to the trading program’s short positions in metals remained fairly limited. Profits were posted to the Fund at the end of the quarter.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the rising global prices of interest rate instruments. The relatively largest rise was experienced in the Korean bond market, partly due to a rate cut by the Bank of Korea in July.  Losses were posted to the Fund in the middle of the quarter with increasing confidence in economic recovery, the popularity of safe havens decreased. This resulted in losses on the trading program’s long positions in interest rate instruments, in particular those of a longer term in North America. Losses were posted to the Fund at the end of the quarter. As the popularity of the “safe havens” decreased further, only the trading program’s long positions in Italian government bonds produced a significant positive outcome.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. The drought in the U.S. led to some losses on short positions in sugar and profits in the already rising oilseeds markets. Profits were posted to the Fund in the middle of the quarter. The various positions in agricultural markets such as the trading program’s positions in soybeans and soybean meal produced profits as these markets started to chase the greatly increased corn prices seen in July. Losses were posted to the Fund at the end of the quarter due to the trading program’s short positions in various commodities, such as coffee and sugar.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to stuttering trends in the energy markets.  Profits were posted to the Fund in the middle of the quarter. Although positions in the oil markets were smaller than those in oil-rich currencies, the trading program benefited from the upswing in North Sea oil and gasoline prices. Losses were posted to the Fund at the end of the quarter due to the trading program’s long positions in oil.

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

Quantifying The Fund’s Trading Value At Risk

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine months ended September 30, 2012 and 2011 the Fund’s average Month-end Net Asset Value was approximately $195,330,997 and $256,942,743, respectively.

September 30, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$3,163,118	1.62%	$4,978,827	$140,404
Currencies	1,913,036	0.98%	3,055,315	900,443
Energy	7,262,332	3.72%	12,191,238	108,082
Interest Rates	2,908,530	1.49%	5,918,334	1,132,369
Metals	2,858,567	1.46%	4,503,615	1,689,257
Stock Indices	4,564,567	2.34%	10,476,156	856,702

Total	$22,670,150	11.61%	$41,123,485	$4,827,257

September 30, 2011

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$1,681,438	0.65%	$2,900,050	$664,888
Currencies	5,556,367	2.16%	11,388,125	434,159
Energy	3,535,098	1.38%	9,092,079	1,061,402
Interest Rates	1,627,611	0.63%	3,878,184	324,409
Metals	5,582,652	2.17%	10,262,688	3,328,746
Stock Indices	4,218,390	1.64%	8,606,799	134,677

TOTAL	$22,201,556	8.63%	$46,127,925	$5,948,281

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

The following were the primary trading risk exposures of the Fund as of September 30, 2012, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and corn accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2012. However, it is anticipated that Transtrend will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen and Hungarian forint.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$382,542	324,161	$1.1801
Feb-12	276,898	232,141	1.1928
Mar-12	273,541	223,701	1.2228
Apr-12	53,625	44,344	1.2093
May-12	77,448	63,838	1.2132
Jun-12	43,876	33,070	1.3267
Jul-12	195,500	157,942	1.2378
Aug-12	151,125	116,045	1.3023
Sep-12	266,776	209,120	1.2757
Oct-12	109,861	90,436	1.2148

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$135,099	123,638	$1.0927
Feb-12	18,999	17,217	1.1035
Mar-12	69,694	61,655	1.1304
Apr-12	98,284	87,997	1.1169
May-12	114,236	102,033	1.1196
Jun-12	74,966	61,276	1.2234
Jul-12	98,898	86,722	1.1404
Aug-12	436,045	363,735	1.1988
Sep-12	182,281	155,344	1.1734
Oct-12	149,000	133,465	1.1164

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9670
Feb-12	—	—	0.9786
Mar-12	1,500,000	1,493,280	1.0045
Apr-12	—	—	0.9946
May-12	—	—	0.9991
Jun-12	—	—	1.0940
Jul-12	—	—	1.0219
Aug-12	—	—	1.0765
Sep-12	3,420,000	3,239,250	1.0558
Oct-12	—	—	1.0067

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$159,999	135,329	$1.1823
Feb-12	4,999	4,182	1.1954
Mar-12	247,738	202,070	1.2260
Apr-12	309,124	254,884	1.2128
May-12	—	—	1.2171
Jun-12	—	—	1.3315
Jul-12	28,949	23,297	1.2426
Aug-12	24,330	18,604	1.3078
Sep-12	—	—	1.2815
Oct-12	237,000	194,135	1.2208

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.4814
Feb-12	—	—	1.4992
Mar-12	—	—	1.5389
Apr-12	—	—	1.5238
May-12	—	—	1.5306
Jun-12	—	—	1.6759
Jul-12	—	—	1.5655
Aug-12	—	—	1.6492
Sep-12	—	—	1.6175
Oct-12	—	—	1.5423

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.5771
Feb-12	—	—	1.5974
Mar-12	—	—	1.6411
Apr-12	—	—	1.6263
May-12	—	—	1.6350
Jun-12	—	—	1.7913
Jul-12	20,467	12,221	1.6747
Aug-12	—	—	1.7653
Sep-12	—	—	1.7329
Oct-12	—	—	1.6536

CLASS M

Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	—	—	—
May-12	—	—	—
Jun-12	—	—	—
Jul-12	—	—	—
Aug-12	—	—	—
Sep-12	—	—	—
Oct-12	210,000	210,000	1.0000

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

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01
and 31.02 Are filed herewith.

32.01 and
32.02 Section 1350 Certifications

Exhibit 32.01
and 32.02 Are filed herewith.

Exhibit 101 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)         These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2012	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President
(Principal Executive Officer)

Date November 14, 2012	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial and Accounting Officer)