Form 10-K
period 2012-12-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2013-03-27
CIK 1399406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2012

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

Four World Financial Center, 11th Floor

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

As of February 28, 2013 Units of limited liability company interest with an aggregate Net Asset Value of $139,242,964 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2012 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2012, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

ANNUAL REPORT FOR 2012 ON FORM 10-K

PART I

Item 1:   Business

(a)           General Development of Business:

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program (the “FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund engages in the speculative trading of futures on a wide range of commodities. Transtrend B.V. (“Transtrend” or “trading advisor”) is the trading advisor of the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or the “Sponsor”) is the sponsor and manager of the Fund.  MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation.  Bank of America Corporation and its affiliates are referred to herein as “BAC”.  Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund.  The Sponsor may select other parties as clearing broker(s).  Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund.  The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess is a group of commodity pools sponsored by MLAI (each pool is a “Futures Access Fund” or collectively, “FuturesAccess Funds”) each of which places substantially all of its assets in a managed futures or forward trading account managed by a single or multiple commodity trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms may vary among FuturesAccess Funds.  Each of the FuturesAccess Funds implements a different trading strategy.

Transtrend B.V (“Transtrend” or the “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor is not registered under the Investment Advisers Act of 1940.  The Trading Advisor trades the Transtrend Diversified Trend Program — Enhanced Risk Profile (the “Trading Program”) for the Fund.  The Trading Program is systematic and is based on quantitative analysis of signaled price behavior of certain instruments traded and not on fundamental analysis. The Trading Program trades futures, options, options on futures, swaps, swaps on futures, and forward contracts on various commodities, see “Trading Advisor’s Trading Program,” below.

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC. Investors in FuturesAccess can select, allocate and reallocate capital among different FuturesAccess Funds, each advised by either a single trading advisor or by the Sponsor which then allocates capital among multiple commodity trading advisors. Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2012, the Net Asset Value of the Fund was $149,052,432. As of December 31, 2012, the Net Asset Value per Unit was $1.1397 for Class A, $1.0448 for Class C, $0.9480 for Class D, $1.1465 for Class I, $1.4524 for Class DS, $1.5612 for Class DT and $0.9418 for Class M.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per units for Class A was $1.3886 (February 28, 2009) and the lowest was $1.0780 (September 30, 2007).  The highest month-end Net Asset Value per Unit for Class C was $1.3228 (February 28, 2009) and the lowest was $0.9228 (August 31, 2007).  The highest month-end Net Asset Value per Unit for Class D was $1.2380 (February 28, 2009) and the lowest was $0.8612 (January 31, 2010).  The highest month-end Net Asset Value per Unit for Class I was $1.3760 (February 28, 2009) and the lowest was $1.0475 (November 30, 2007). The highest month-end

Net Asset Value per Unit for Class DS was $1.6759 (May 31, 2012) and the lowest was $1.0532 (April 30, 2007).  The highest month-end Net Asset Value per Unit for Class DT was $1.7913 (May 31, 2012) and the lowest was $1.0950 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class M was $1.0000 (October 1, 2012) and the lowest was $.9360 (December 17, 2012).

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

Advisory Agreement Term

The advisory agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 90 days’ notice to the other party. The advisory agreement may, however, be terminated at any time pursuant to any of the following: (i) the Trading Advisor may terminate the advisory agreement upon notice to the Fund and MLAI in the event that (a) the Fund or MLAI appoints a clearing broker other than a MLAI affiliate without the prior consent of the Tranding Advisor, or (b) MLAI overrides a trading instruction of the Trading Advisor (other than with respect to MLAI overriding a trade (x) as necessary or advisable for the protection of the Fund or (y) as necessary to fund distributions or redemptions, to pay Fund expenses, or to comply with speculative position limits); and (ii) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the advisory agreement as a result of a material breach of the advisory agreement by the other party, after notice of such material breach is provided to the breaching party and such material breach has not been cured within 10 days following the giving of such notice.  The advisory agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program, trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on regulated markets, such as exchanges, OTC markets. The instruments that the Trading Advisor trades may also include other derivative, margined instruments, traded on regulated and/or OTC markets.  The Trading Program does not currently trade OTC foreign exchange F/X and derivatives on individual stocks for the Fund.

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

The applied market approach does not forecast markets or price levels but participates in a systematic and dynamic way in signaled price patterns.  The trading systems of the Trading Program are designed to profit from recurring, non-random characteristics of price behavior in markets.  In the trading systems there are elements which identify and respect the dominant market direction.  The trading systems exploit directional price movement of single instruments and of intra-market and inter-market combinations, synthetics, of instruments.

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

Once the acceptable portfolio components have been defined for an account, the Trading Advisor determines the relative proportions of all components within the portfolio on the basis of signaled correlation over the course of time, which is re-computed from time to time.  Correlation analysis contributes to the estimation of the risk of coinciding trended reversals at a portfolio level.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during 2012.

Forward Contracts and Counterparties

Markets

Currently, the only forward contracts entered into by the Fund are currency forwards. MLIB is the only counterparty to these forward contracts. In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit Transtrend to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Assets”.

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

CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts in the Statements of   Financial Condition, as of December 31, 2012 and 2011 are as follows:

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts/Notional*	Profit (Loss)	Members’ Capital	Contracts/Notional*	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	731	$(931,174)	-0.62%	(1,641)	$1,594,170	1.07%	$662,996	0.45%	January 2013 - December 2013
Currencies*	1,703	(4,071)	0.00%	(486)	480,758	0.32%	476,687	0.32%	March 2013
Energy	154	133,950	0.09%	(880)	824,023	0.55%	957,973	0.64%	January 2013 - December 2014
Interest rates	5,417	1,241,021	0.83%	(3,174)	(187,087)	-0.13%	1,053,934	0.70%	March 2013 - December 2016
Metals	369	119,647	0.08%	(312)	(744,175)	-0.50%	(624,528)	-0.42%	January 2013 - May 2013
Stock indices	1,782	281,988	0.19%	(179)	(22,219)	-0.01%	259,769	0.18%	January 2013 - June 2013

Total		$841,361	0.57%		$1,945,470	1.30%	$2,786,831	1.87%

December 31, 2011

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	415	$185,732	0.08%	(1,463)	$(628,585)	-0.28%	$(442,853)	-0.20%	January 2012 - December 2012
Currencies	551	273,422	0.12%	(434)	950,112	0.43%	1,223,534	0.55%	March 2012
Energy	177	64,791	0.03%	(1,005)	3,491,388	1.58%	3,556,179	1.61%	January 2012 - December 2013
Interest rates	4,195	2,851,470	1.29%	(2,341)	(225,250)	-0.10%	2,626,220	1.19%	March 2012 - September 2015
Metals	242	(1,005,397)	-0.45%	(386)	1,437,831	0.65%	432,434	0.20%	January 2012 - May 2012
Stock indices	297	410,970	0.19%	(182)	(9,261)	0.00%	401,709	0.19%	January 2012 - May 2012

Total		$2,780,988	1.26%		$5,016,235	2.28%	$7,797,223	3.54%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Fund’s Members’ Capital as of December 31, 2012 and 2011.

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

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from  an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs.  An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swaps or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could occasionally be substantially higher.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

Custody of Assets

The Fund’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Fund has authority to trade options on futures and forwards and certain other OTC derivatives including swaps, but these contracts typically represent a small percentage of the Fund’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Fund’s investment risk, but the notional value of these instruments is not included on the Fund’s Statement of Financial Condition.

The vast majority of the net assets of the Fund is, and has historically been, held in the form of cash.  The Fund’s cash is used in various ways.  It can be:

•                        posted as margin with MLPF&S in segregated or secured accounts in connection with commodities trading on regulated exchanges;

•                        pledged as collateral to MLIB for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

•                        deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions, both in the United States and internationally;

•        held in securities brokerage accounts maintained with the MLPF&S; and

•                        invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with M&PF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLIB, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

Assets held in segregated or secured accounts at MLPF&S may be invested only in CFTC-permitted investments, which include U.S. government and government agency securities, commercial paper and corporate notes and bonds guaranteed by the U.S. government, and money market mutual funds.  Under the applicable regulations, such permitted investments are subject to instrument and issuer based concentration and time to maturity limits and must be managed with the objectives of preserving principal and maintaining liquidity.

Cash deposited in savings or demand deposit accounts with the Fund’s custodian or other banking institutions may be in excess of the limits on federal insurance for deposits, and thus not insured by the Federal Deposit Insurance Corporation (“FDIC”), and would be subject to the risk of bank failure.

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and the MLIB, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of Investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to FuturesAccess as a result of  MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BAC entity holding Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

MLAI is primarily responsible for the management of the Fund’s “cash assets.” In exercising this responsibility, MLAI’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Fund’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Fund’s cash assets may be held with the Fund’s bank custodian, which is at present the administrator.

MLAI retains the ability to change its cash management practices at any time, including by transferring a majority of the Fund’s cash assets to the Fund’s custodial bank accounts or other bank accounts or by retaining an asset management firm to invest the Fund’s cash assets in U.S. government and money market securities.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks or asset management firms may be affiliated with MLAI if MLAI  believes that to be in the best interests of the investors in the Fund.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.   Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

At present, due to the low interest rate environment that has prevailed in the United States since 2008, the Interest Earning Program’s U.S. dollar floor rate of 0% applies. In interest rate environments like the current one in which the Fund does not earn interest under the Interest Earning Program, MLAI may seek to transfer cash from affiliates if it believes that any interest earned on this cash was consistent with its goal of safely maintaining these assets and otherwise would offset the advantages of maintaining cash with its affiliates.

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  MLPF&S follows the same procedures for these transactions as it does with respect to the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2012, 2011 and 2010.

	2012		2011		2010
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$656,058	0.36%	$644,087	0.26%	$671,538	0.28%
Sponsor fees	630,871	0.35%	673,816	0.27%	471,939	0.19%
Management fees	3,502,971	1.94%	4,663,195	1.86%	4,406,382	1.82%
Performance fees	158,705	0.09%	—	0.00%	1,574,502	0.65%
Total	$4,948,605	2.74%	$5,981,098	2.39%	$7,124,361	2.94%

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

The Fund’s average month-end Net Asset Values during 2012, 2011 and 2010 equaled $180,136,434, $250,238,270, and $242,489,189 respectively.

During 2012, the Fund earned $7,111 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2011, the interest expense for the Fund was $(17,755), or approximately (0.01) % of the Fund’s average month-end Net Asset Values. During 2010, the Fund earned $474 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

During 2012, 2011 and 2010 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions were approximately $5.91, $6.10 and $5.64, respectively.

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

Class A Units are subject to sales commissions paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%. Sales commissions are deducted from proceeds prior to entering the fund. Shares purchased and reflected in the fund records are net of any commissions charged by MLPF&S. Class C, Class DS, Class DT and Class M Units are not subject to any sales commissions. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which Class M Units are held.

Merrill Lynch International Bank (“MLIB”) (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purpose of generally accepted accounting principles.

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

The Fund pays a 25% annual performance fee to Transtrend with respect to Class A, Class C, Class I, Class D, Class DS (for FuturesAccess funds of funds’ investment only) and Class M Units. The Fund calculates performance fees based on the aggregate performance of all classes subject to the same rate of performance fees (“Class Group”), rather than on the performance of the Fund as a whole or of specific Units of a particular class. The performance fee is also paid on net redemptions. The performance fee is based on New Trading Profits. “New Trading Profits” equal any increase in the Net Asset Value, prior to reduction for any accrued performance fee or Sponsor fees, as of the current performance fee calculation date over the High Water

Mark in respect of the Class Group. The “High Water Mark” equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund.

Transtrend and MLAI	Management fees

All classes pay a flat-rate monthly charge of 0.1667% of the Fund’s month-end net assets (a 2% annual rate) except for Class DT Units which is charged a 1% annual rate. Transtrend has agreed to share 50% of its management fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and support services for the Fund. The fee sharing does not apply in respect of Class DT Units.

Others	Operating expense of Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial offering costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contacts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

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

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems

Many managed futures trading systems are trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

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

Fundamental Analysis

The Trading Advisor’s strategy may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

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

F/X Forward Trading

The Fund may trade currencies in the F/X  Markets, in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in largely unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLIB and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to the Reform Act might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

Derivatives Risks Generally

The Trading Advisor uses derivative instruments, primarily futures and OTC F/X forwards, in implementing the Trading Program.  The market for many types of these derivative instruments is comparatively illiquid and inefficient, creating the potential for substantial mispricings, as well as sustained deviations between theoretical and market value.  In addition, the derivatives market is, in comparison to other markets, a relatively new market, and the events of 2008 and 2009, including the bailout of American International Group, Inc., demonstrated that even the most sophisticated market participants may misunderstand how the market in derivatives will perform during periods of unusual price volatility or instability, market illiquidity, or credit distress.  The primary risks associated with the use of derivatives are model risk, market risk and counterparty risk.

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

In addition, there are increased risks associated with offshore OTC trading, including the risk that assets held by offshore brokers and unregulated trading counterparties may not benefit from the protection afforded to customer funds deposited with regulated FCMs or broker-dealers.

The prices of derivative instruments can be highly volatile.  Price movements of derivative instruments are influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments, and national and international political and economic events and policies.  In addition, governments from time to time intervene, directly and by regulation, in certain markets.  This intervention often is intended directly to influence prices and may, together with other factors, cause all of such markets to move rapidly in the same direction because of, among other things, interest rate fluctuations.

There was substantial disruption in the derivatives markets related to the bankruptcy of Lehman Brothers Holdings, Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Exchange of Futures for Physicals

The Trading Advisor may engage in exchange of futures for physical (“EFP”) transactions on behalf of the Fund.  As is the case with executing a transaction purely on an exchange or purely in the OTC market, EFP transactions, which are done partially on a futures exchange and partially in the OTC market, involve higher transaction costs.

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

Recently it has been alleged that certain interest rate benchmarks that underlie various swap agreements have been manipulated.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

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

Dependence on Key Individuals

The success of the Fund is significantly dependent upon the expertise of one or more of the Trading Advisor’s principals.  The loss of any one of these principal’s services may have a substantial impact on the performance of the Fund and may result in liquidation of the Fund which, if made at an inopportune time, may result in losses for the Fund.

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

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months are generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules.  There remains considerable uncertainty about what, if any, actions the CFTC may take in response to the court’s decision and whether the CFTC will publish any future rulemakings addressing “exempt” futures and options contracts and their economically equivalent swap contracts.  In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules adopted by the CFTC in October 2011, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of certain FuturesAccess Funds is required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLIB and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause MLAI to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated and secured accounts discussed below.

MLAI’s policy that the Trading Advisor use MLPF&S and MLIB may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

Although the Fund must use MLPF&S and MLIB, in certain circumstances MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or the MLIB.  In addition, to the extent assets are held at entities other than MLPF&S and the MLIB, MLAI may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although MLAI believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  The Fund maintains cash deposits with MLPF&S in segregated accounts, which are required by CFTC regulations to be separate from its proprietary assets for futures and options trading on U.S. exchanges.  Funds held in segregated accounts are intended to be readily identifiable as customer funds in the event of MLPF&S’s bankruptcy and are expected to be reserved for distribution to customers of MLPF&S.  If MLPF&S did not comply with the segregation requirement, however, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds because, although CFTC regulations require that FCMs invest customer funds only in certain types of interest bearing financial instruments, these instruments are still subject to credit and market risk.  As a result, if the instruments in which customer segregated funds are invested lose value, there would be a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.

In addition, there may be a shortfall in customer segregated funds held by MLPF&S in the event of a substantial default by one or more of MLPF&S’s other customers.  If MLPF&S becomes insolvent, only a pro rata share of all property available for distribution to all of MLPF&S’s customers would be recovered, whether or not another customer also defaults and even if this property is held in segregated accounts.

In addition, if BAC directly or indirectly owns 10% or more of the Fund, which would typically result from BAC’s providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds transferred from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BAC owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

If the Fund deposits assets with a particular entity and those assets are not held in segregation or in a secured account as “customer funds” for any of the reasons discussed above, in the event of the entity’s insolvency the Fund could be a general creditor of the entity even with regard to property specifically traceable to the Fund’s account.  As a result, the Fund’s claim would be paid along with the claims of other general creditors and the Fund would be subject to the loss of its entire deposit with the party.

Collateral for OTC Transactions.  Cash pledged as collateral with MLIB or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure.  However, amounts held in non-interest bearing demand deposit accounts are fully insured under current law through the end of 2012.  Beginning in January 2013, only up to $250,000 held in non-interest bearing demand deposit accounts will be insured under the FDIC’s general deposit insurance rules.

Cash in Securities Brokerage Accounts.  Cash in securities brokerage accounts with MLPF&S is subject to the risk of insolvency of MLPF&S.  While brokers are required to keep customer cash in a special reserve account for the benefit of customers, it is possible that a shortfall could exist in this account, in which case the Fund, along with other customers, would suffer losses.  The Securities Investor Protection Corporation provides protection against these losses, up to a limit, but the cash deposited by the Fund in a securities brokerage account would far exceed the limit.

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

Insolvency of Dual-Registered Entities

MLPF& is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  Other counterparties and entities holding Fund assets may also be entities registered with both the SEC and the CFTC.  In the event of an insolvency of a dual-registered entity, the distribution of CFTC regulated customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of SEC regulated customer funds would be governed by the Securities Investor Protection Act of 1970 and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

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

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

The U.S. Treasury has determined that F/X forwards and swaps will not be regulated as “swaps” under the CEA, although these will remain subject to mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC. However, the Reform Act may require other OTC derivatives traded by the Fund, if any, to be cleared or traded on a regulated exchange.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.   Certain of these regulatory requirements could impact the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956, and to regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

In addition, recent legislative changes in the United States are relevant to BAC, the Fund and its investors.  On July 21, 2010, President Obama signed into law the Reform Act.  The Reform Act includes certain provisions (known as the “Volcker Rule”) that restrict a banking entity, such as BAC, from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring, a Covered Fund, such as the Fund, and prohibit certain transactions between Covered Funds, on the one hand, and BAC, on the other.  The Reform Act includes certain provisions known as the “Volcker Rule” that restricts a banking entity, such as BAC, from acquiring or retaining  any equity, partnership or other ownership interest in, or sponsoring a private equity fund or hedge fund or similar fund as the regulatory agencies may determine (each a “Covered Fund”), such as the Fund, unless permitted under a special exemption.  The Volcker Rule prohibits certain transactions between Covered Funds, on the one hand, and BAC, on the other.

However, the Volcker Rule permits a banking entity, such as BAC, to organize and offer Covered Funds, including serving as a general partner, managing member or trustee of such fund and in any manner selecting or controlling (or having employees, officers, directors or agents who constitute) a majority of the directors, trustees or management of such fund, if certain conditions are cumulatively satisfied.  Those conditions include, among other things, the requirements that:  (a) the banking entity provides bona fide trust, fiduciary or investment advisory services; (b) the Covered Fund is organized and offered only in connection with the provision of bona fide trust, fiduciary or investment advisory services and is offered only to persons that are customers of such services of the banking entity; (c) the banking entity does not acquire or retain an equity interest, partnership interest or other ownership interest in the Covered Fund except for a de minimis investment (generally an investment by a banking entity in a Covered Fund will be considered de minimis if the investment is not more than 3% of the total ownership interest of the fund and is immaterial to the banking entity (as defined by rule), but in no case may the aggregate of all of the interests of the banking entity in all such funds exceed 3% of the Tier 1 capital of the banking entity); (d) (i) neither the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund, nor any affiliate of the banking entity, may enter into a transaction with the Covered Fund or with any other Covered Fund that is controlled by such Covered Fund, that would be a “covered transaction”, as defined in section 23A of the Federal Reserve Act (including, among other things, a loan or extension of credit to an affiliate, a purchase of or an investment in securities issued by an affiliate, a purchase of assets from an affiliate, and the issuance of a guarantee or letter of credit on behalf of an affiliate), with the Covered Fund, as if the banking entity and the affiliate thereof were a member bank and the Covered Fund were an affiliate thereof and (ii) the banking entity that serves, directly or indirectly, as the investment manager, investment adviser or sponsor to a Covered Fund or that organizes and offers a Covered Fund complies with section 23B of the Federal Reserve Act (which generally requires that the terms of transactions be substantially the same, or at least as favorable to the banking entity, as those prevailing at the time for comparable transactions with non-affiliated companies) as if the banking entity were a member bank and such Covered Fund were an affiliate thereof; (e) the banking entity does not, directly or indirectly, guarantee, assume or otherwise insure the obligations or performance of the Covered Fund or of any fund in which the Covered Fund invests; (f) the banking entity does not share with the Covered Fund, for corporate, marketing, promotional or other purposes, the same name or a variation of the same name; (g) no director or employee of the banking entity takes or retains an equity interest, partnership interest or other ownership interest in the Covered Fund, except for any director or employee of the banking entity who is directly engaged in providing investment advisory or other services to the Covered Fund; and (h) the banking entity discloses to prospective and actual investors in the Covered Fund, in writing, that any losses in such fund are borne solely by investors in the Covered Fund and not by the banking entity, and otherwise complies with any additional rules designed to ensure that losses in the Covered Fund are borne solely by investors in such fund and not by the banking entity.

In addition, no transaction, class of transactions or activity that is otherwise allowed under the Volcker Rule will be permitted by a banking entity if it would (i) involve or result in a material conflict of interest (as such term will be defined by rule) between the banking entity and its clients, customers or counterparties; (ii) result, directly or indirectly, in a material exposure by the banking entity to high-risk assets or high-risk trading strategies (both such terms, as will be defined by rule); (iii) pose a threat to the safety and soundness of such banking entity; or (iv) pose a threat to the financial stability of the United States.

On October 11, 2011, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC and the SEC issued for public comment a joint notice containing the proposed rule.  Though the final Volcker Rule has not yet been issued, the effective date was July 21, 2012.  Within two years after the effective date, a banking entity is required to bring its activities and investments into compliance with the Volcker Rule.  The Federal Reserve may grant up to three one-year extensions of the compliance transition period if the extension would be consistent with the purposes of the Volcker Rule and would not be detrimental to the public interest.  For certain “illiquid funds”, an additional extension of up to five-years may be available to the extent necessary to fulfill a contractual obligation that was in effect on May 1, 2010.

Although it is not certain what form the final rules will take or the impact such final rules will have on the Fund or BAC’s relationship to the Fund, certain impacts are likely.  At the termination of the applicable compliance transition period, all activities and investments of BAC will have to comply with the Volcker Rule.  That means, for example, that some or all of the following changes may have to be implemented:  (1) BAC’s investment in the Fund will have to be reduced to no more than 3% of the ownership interests in the Fund, if applicable; (2) BAC will have to reduce its aggregate investments in all Covered Funds to the maximum amount permitted by the final rules, which amount cannot be more than 3% of BAC’s Tier 1 capital; (3) to the extent that any directors or employees of BAC not directly engaged in providing investment advisory or other services to the Fund hold any Units in the Fund, those Units will have to be redeemed or transferred; and/or (4) any “covered transactions” between the Fund, on the one hand, and BAC, on the other, will have to be terminated.  In addition, the trading and other investment opportunities of the Fund may be limited in order to comply with the restriction on material conflicts of interest, or to prevent a material exposure by BAC to high-risk assets or high-risk strategies.

Redemptions by BAC or certain of its employees as a result of, or in connection with, the Volcker Rule could require the Fund to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Fund.  In addition, regardless of the period of time in which such redemptions occur, the resulting reduction in the Fund’s net assets, and thus in its equity bases, could make it more difficult for the Fund to diversify its holdings and achieve its investment objective.  Substantial redemptions by BAC or certain of its employees could cause the Fund to distribute a considerable percentage of its liquid assets, leaving the Fund’s remaining assets, and its remaining Units, comparatively less liquid, and could significantly increase the remaining Investors’ pro rata shares of the Fund’s expenses.  Similarly, BAC or certain of its employees may be required to transfer their Units to a third party as a result of, or in connection with, the Volcker Rule and such transfers may have an adverse effect on the Fund.

In addition to the changes in the regulation of U.S. markets described above, it is impossible to predict what additional interim or permanent governmental regulations, restrictions or limitations may be imposed, whether in the U.S. or non-U.S. markets, on, for example:  (x) the markets in which the Fund invests and the strategies of the Fund; and (y) BAC.  Such measures could have a material and adverse effect on the Fund, including expenses that result from increased compliance requirements.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade could have material adverse impacts on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

Global markets and economic conditions have been negatively affected by the ability of E.U. member states to service their sovereign debt obligations.  The continued uncertainty over the outcome of the E.U.’s financial support programs and financial troubles could have an adverse effect on the Fund.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2:   Properties

The Fund does not use any physical properties in the conduct of its business.

The Fund’s sponsor offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11th Floor, 250 Vesey Street New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:   Legal Proceedings

None.

Item 4:   Mine Safety Disclosures

Not applicable

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Investors generally may redeem any or all of their Units, in whole or fractional Units, effective as of the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”) upon providing at least eight business days’ prior notice.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.

(b)                             Holders:

As of December 31, 2012, there were 753 holders of Units including MLAI, none of whom owned 5% or more of the Fund’s Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
Jan-12	$382,542	324,161	$1.1801
Feb-12	276,898	232,141	1.1928
Mar-12	273,541	223,701	1.2228
Apr-12	53,625	44,344	1.2093
May-12	77,448	63,838	1.2132
Jun-12	43,876	33,070	1.3267
Jul-12	195,500	157,942	1.2378
Aug-12	151,125	116,045	1.3023
Sep-12	266,776	209,120	1.2757
Oct-12	109,861	90,436	1.2148
Nov-12	706,566	615,104	1.1486
Dec-12	328,515	288,625	1.1386
Jan-13	32,273	28,317	1.1397
Feb-13	9,800	8,669	1.1304

CLASS C

	Subscription
	Amount	Units	NAV (1)
Jan-12	$135,099	123,638	$1.0927
Feb-12	18,999	17,217	1.1035
Mar-12	69,694	61,655	1.1304
Apr-12	98,284	87,997	1.1169
May-12	114,236	102,033	1.1196
Jun-12	74,966	61,276	1.2234
Jul-12	98,898	86,722	1.1404
Aug-12	436,045	363,735	1.1988
Sep-12	182,281	155,344	1.1734
Oct-12	149,000	133,465	1.1164
Nov-12	908,533	861,414	1.0547
Dec-12	445,363	426,810	1.0446
Jan-13	60,000	57,427	1.0448
Feb-13	451,472	436,036	1.0354

CLASS D

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$0.9670
Feb-12	—	—	0.9786
Mar-12	1,500,000	1,493,280	1.0045
Apr-12	—	—	0.9946
May-12	—	—	0.9991
Jun-12	—	—	1.0940
Jul-12	—	—	1.0219
Aug-12	—	—	1.0765
Sep-12	3,420,000	3,239,250	1.0558
Oct-12	—	—	1.0067
Nov-12	—	—	0.9530
Dec-12	99,388	105,474	0.9459
Jan-13	135,000	142,405	0.9480
Feb-13	100,000	106,213	0.9415

CLASS I

	Subscription
	Amount	Units	NAV (1)
Jan-12	$159,999	135,329	$1.1823
Feb-12	4,999	4,182	1.1954
Mar-12	247,738	202,070	1.2260
Apr-12	309,124	254,884	1.2128
May-12	—	—	1.2171
Jun-12	—	—	1.3315
Jul-12	28,949	23,297	1.2426
Aug-12	24,330	18,604	1.3078
Sep-12	—	—	1.2815
Oct-12	237,000	194,135	1.2208
Nov-12	—	—	1.1546
Dec-12	—	—	1.1449
Jan-13	25,000	21,806	1.1465
Feb-13	10,000	8,791	1.1375

CLASS DS

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.4814
Feb-12	—	—	1.4992
Mar-12	—	—	1.5389
Apr-12	—	—	1.5238
May-12	—	—	1.5306
Jun-12	—	—	1.6759
Jul-12	—	—	1.5655
Aug-12	—	—	1.6492
Sep-12	—	—	1.6175
Oct-12	—	—	1.5423
Nov-12	—	—	1.4600
Dec-12	—	—	1.4491
Jan-13	—	—	1.4524
Feb-13	—	—	1.4423

CLASS DT

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$1.5771
Feb-12	—	—	1.5974
Mar-12	—	—	1.6411
Apr-12	—	—	1.6263
May-12	—	—	1.6350
Jun-12	—	—	1.7913
Jul-12	20,467	12,221	1.6747
Aug-12	—	—	1.7653
Sep-12	—	—	1.7329
Oct-12	—	—	1.6536
Nov-12	—	—	1.5667
Dec-12	—	—	1.5563
Jan-13	—	—	1.5612
Feb-13	179,963	115,978	1.5517

CLASS M

	Subscription
	Amount	Units	NAV (1)
Jan-12	$—	—	$—
Feb-12	—	—	—
Mar-12	—	—	—
Apr-12	—	—	—
May-12	—	—	—
Jun-12	—	—	—
Jul-12	—	—	—
Aug-12	—	—	—
Sep-12	—	—	—
Oct-12	285,000	286,266	1.0000
Nov-12	1,928,000	2,036,548	0.9467
Dec-12	1,286,318	1,369,006	0.9396
Jan-13	450,000	477,808	0.9418
Feb-13	—	—	0.9353

(1) Beginning of the month Net Asset Value

Class A Units are subject to sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amount. Class C, Class M, Class DS and Class DT Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009	For the year ended December 31, 2008	For the period April 2, 2007 (commencement of operations) to December 31,2007

Trading profit (loss)
Realized, net	$11,822,071	$(19,290,462)	$41,966,162	$(30,087,116)	$58,391,558	$18,830,414
Change in unrealized, net	(5,010,392)	(1,469,413)	8,120,139	(5,594,032)	2,997,703	3,742,826
Brokerage commissions	(1,122,005)	(1,084,608)	(1,332,262)	(1,209,739)	(642,724)	(580,731)
Total trading profit (loss)	5,689,674	(21,844,483)	48,754,039	(36,890,887)	60,746,537	21,992,509

INVESTMENT INCOME:
Interest	7,111	(17,755)	474	17,531	2,502,184	3,463,933

EXPENSES:
Management fees	3,502,971	4,663,195	4,406,382	3,904,212	2,462,288	862,994
Performance fees	158,705	—	1,574,502	326	14,415,123	5,282,368
Sponsor fees	630,871	673,816	471,939	453,477	255,504	9,750
Other	656,058	644,087	671,538	572,395	626,258	155,223
Total Expenses	4,948,605	5,981,098	7,124,361	4,930,410	17,759,173	6,310,335

NET INVESTMENT INCOME (LOSS)	(4,941,494)	(5,998,853)	(7,123,887)	(4,912,879)	(15,256,989)	(2,846,402)

NET INCOME (LOSS)	$748,180	$(27,843,336)	$41,630,152	$(41,803,766)	$45,489,548	$19,146,107

Balance Sheet Data	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007

Members’ Capital	$149,052,432	$221,046,309	$255,959,800	$235,900,686	$217,335,124	$112,656,278
Net Asset Value per Series A Unit	1.1397	1.1801	1.3296	1.1440	1.3842	1.0998
Net Asset Value per Series C Unit	1.0448	1.0927	1.2436	1.0807	1.3209	1.0608
Net Asset Value per Series D Unit	0.9480	0.9670	1.0733	0.9097	1.2310	0.9354
Net Asset Value per Series I Unit	1.1465	1.1823	1.3268	1.1369	1.3707	1.0609
Net Asset Value per Series DS Unit	1.4524	1.4814	1.6443	1.3936	1.6610	1.3022
Net Asset Value per Series DT Unit	1.5612	1.5771	1.7338	1.4551	1.7165	1.2896
Net Asset Value per Series M Unit*	0.9418	—	—	—	—	—

*Units issued on October 1, 2012

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors throughout the year is useful financial information for the Members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0780	$1.1716	$1.1141	$1.0999
2008	$1.0964	$1.1567	$1.1632	$1.1633	$1.1945	$1.2163	$1.1875	$1.1684	$1.2284	$1.3201	$1.3532	$1.3842
2009	$1.3808	$1.3886	$1.3368	$1.3365	$1.3550	$1.3301	$1.2825	$1.2892	$1.2623	$1.1991	$1.2292	$1.1440
2010	$1.0816	$1.0975	$1.2139	$1.2405	$1.1682	$1.1659	$1.1497	$1.1940	$1.2333	$1.2900	$1.2786	$1.3296
2011	$1.3232	$1.3463	$1.3119	$1.3439	$1.2687	$1.2231	$1.2528	$1.2058	$1.1726	$1.1419	$1.1567	$1.1801
2012	$1.1928	$1.2228	$1.2093	$1.2132	$1.3267	$1.2378	$1.3023	$1.2757	$1.2148	$1.1486	$1.1386	$1.1397

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	$0.9522	$0.9228	$0.9940	$1.0795	$1.0530	$1.0610
2008	$1.0567	$1.1139	$1.1208	$1.1141	$1.1465	$1.1724	$1.1390	$1.1189	$1.1751	$1.2616	$1.2923	$1.3208
2009	$1.3165	$1.3228	$1.2724	$1.2710	$1.2876	$1.2629	$1.2166	$1.2219	$1.1954	$1.1346	$1.1621	$1.0807
2010	$1.0209	$1.0351	$1.1439	$1.1680	$1.0990	$1.0959	$1.0798	$1.1205	$1.1563	$1.2085	$1.1969	$1.2436
2011	$1.2365	$1.2571	$1.2239	$1.2527	$1.1816	$1.1382	$1.1649	$1.1202	$1.0885	$1.0591	$1.0719	$1.0927
2012	$1.1035	$1.1304	$1.1169	$1.1196	$1.2234	$1.1404	$1.1988	$1.1734	$1.1164	$1.0547	$1.0446	$1.0448

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9391	$0.9355
2008	$0.9336	$0.9862	$0.9960	$1.0015	$1.0470	$1.0743	$1.0468	$1.0313	$1.0859	$1.1684	$1.2020	$1.2311
2009	$1.2296	$1.2380	$1.1935	$1.1946	$1.2127	$1.1919	$1.1507	$1.1581	$1.0000	$0.9511	$0.9762	$0.9097
2010	$0.8612	$0.8749	$0.9689	$0.9914	$0.9348	$0.9341	$0.9223	$0.9590	$0.9918	$1.0387	$1.0308	$1.0733
2011	$1.0694	$1.0895	$1.0630	$1.0903	$1.0305	$0.9947	$1.0202	$0.9831	$0.9573	$0.9334	$0.9466	$0.9670
2012	$0.9786	$1.0045	$0.9946	$0.9991	$1.0940	$1.0219	$1.0765	$1.0558	$1.0067	$0.9530	$0.9459	$0.9480

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$1.0691	$1.0475	$1.0610
2008	$1.0579	$1.1165	$1.1325	$1.1384	$1.1761	$1.2054	$1.1727	$1.1542	$1.2143	$1.3061	$1.3396	$1.3707
2009	$1.3678	$1.3760	$1.3246	$1.3247	$1.3435	$1.3193	$1.2725	$1.2795	$1.2533	$1.1909	$1.2212	$1.1369
2010	$1.0754	$1.0915	$1.2077	$1.2346	$1.1631	$1.1612	$1.1454	$1.1899	$1.2294	$1.2864	$1.2755	$1.3268
2011	$1.3208	$1.3444	$1.3105	$1.3428	$1.2681	$1.2229	$1.2531	$1.2064	$1.1737	$1.1433	$1.1585	$1.1823
2012	$1.1954	$1.2260	$1.2128	$1.2171	$1.3315	$1.2426	$1.3078	$1.2815	$1.2208	$1.1546	$1.1449	$1.1465

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	$1.0532	$1.1117	$1.1922	$1.1542	$1.1218	$1.2109	$1.3177	$1.2928	$1.3023
2008	$1.2998	$1.3730	$1.3922	$1.3951	$1.4378	$1.4701	$1.4266	$1.4021	$1.4726	$1.5798	$1.6218	$1.6611
2009	$1.6591	$1.6705	$1.6103	$1.6119	$1.6363	$1.6082	$1.5526	$1.5626	$1.5320	$1.4571	$1.4955	$1.3936
2010	$1.3193	$1.3403	$1.4843	$1.5188	$1.4321	$1.4310	$1.4129	$1.4692	$1.5194	$1.5912	$1.5792	$1.6443
2011	$1.6383	$1.6690	$1.6285	$1.6702	$1.5787	$1.5239	$1.5629	$1.5061	$1.4665	$1.4299	$1.4502	$1.4814
2012	$1.4992	$1.5389	$1.5238	$1.5306	$1.6759	$1.5655	$1.6492	$1.6175	$1.5423	$1.4600	$1.4491	$1.4524

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2007	n/a	n/a	n/a	n/a	n/a	$1.1598	$1.1255	$1.0950	$1.1829	$1.2891	$1.2678	$1.2900
2008	$1.2885	$1.3623	$1.3854	$1.3980	$1.4479	$1.4882	$1.4508	$1.4320	$1.5102	$1.6300	$1.6749	$1.7170
2009	$1.7163	$1.7296	$1.6688	$1.6719	$1.6986	$1.6709	$1.6144	$1.6262	$1.5956	$1.5189	$1.5602	$1.4551
2010	$1.3787	$1.4019	$1.5538	$1.5912	$1.5016	$1.5017	$1.4839	$1.5443	$1.5984	$1.6754	$1.6642	$1.7338
2011	$1.7290	$1.7625	$1.7211	$1.7663	$1.6710	$1.6143	$1.6570	$1.5981	$1.5574	$1.5198	$1.5426	$1.5771
2012	$1.5974	$1.6411	$1.6263	$1.6350	$1.7913	$1.6747	$1.7653	$1.7329	$1.6536	$1.5667	$1.5563	$1.5612

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan.	Feb.	Mar.	Apr.	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.9467	$0.9396	$0.9418

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: September 1, 2007

Aggregate Subscriptions: $16,655,132

Current Capitalization:   $10,797,104

Worst Monthly Drawdown (2):  (6.93) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (22.12) % (March 2009 — December 2012)

Net Asset Value per Unit for Class A, December 31, 2012:   $1.1397

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	1.08%	(0.48)%	(5.45)%	(.25)%	(0.32)%
February	2.52	1.75	1.47	0.56	5.50
March	(1.10)	(2.56)	10.61	(3.73)	0.56
April	0.32	2.44	2.19	(0.02)	0.01
May	9.36	(5.60)	(5.83)	1.38	2.68
June	(6.70)	(3.59)	(0.20)	(1.84)	1.83
July	5.21	2.43	(1.39)	(3.58)	(2.37)
August	(2.04)	(3.75)	3.85	0.52	(1.61)
September	(4.77)	(2.75)	3.29	(2.09)	5.14
October	(5.45)	(2.62)	4.60	(5.01)	7.46
November	(0.87)	1.30	(0.88)	2.51	2.51
December	0.10	2.02	3.99	(6.93)	2.29
Compound Annual Rate of Return	(3.42)%	(11.25)%	16.22%	(17.37)%	25.85%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 13.97%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $36,671,010

Current Capitalization:   $16,040,651

Worst Monthly Drawdown (2):  (7.00) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (22.82) % (March 2009 —December 2012)

Net Asset Value per Unit for Class C, December 31, 2012:   $1.0448

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	0.99%	(0.57)%	(5.53)%	(.33)%	(0.41)%
February	2.44	1.67	1.39	0.48	5.41
March	(1.19)	(2.64)	10.51	(3.81)	0.62
April	0.24	2.35	2.11	(0.11)	(0.60)
May	9.27	(5.68)	(5.91)	1.31	2.91
June	(6.78)	(3.67)	(0.28)	(1.92)	2.26
July	5.12	2.35	(1.47)	(3.67)	(2.85)
August	(2.12)	(3.84)	3.77	0.44	(1.76)
September	(4.85)	(2.83)	3.20	(2.17)	5.02
October	(5.53)	(2.70)	4.51	(5.09)	7.36
November	(0.96)	1.21	(0.96)	2.42	2.43
December	0.02	1.94	3.90	(7.00)	2.21
Compound Annual Rate of Return	(4.38)%	(12.13)%	15.07%	(18.19)%	24.49%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 4.48%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: November 1, 2007

Aggregate Subscriptions:    $11,304,086

Current Capitalization:   $6,482,616

Worst Monthly Drawdown (2):  (6.81) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.20) % (March 2009 - May 2012)

Net Asset Value per Unit for Class D, December 31, 2012:   $0.9480

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	1.20%	(0.36)%	(5.33)%	(.12)%	(0.19)%
February	2.65	1.88	1.59	0.68	5.63
March	(0.99)	(2.43)	10.74	(3.59)	0.99
April	0.45	2.57	2.32	0.09	0.55
May	9.50	(5.48)	(5.71)	1.52	4.54
June	(6.59)	(3.47)	(0.07)	(1.72)	2.61
July	5.34	2.56	(1.26)	(3.46)	(2.56)
August	(1.92)	(3.64)	3.98	0.64	(1.48)
September	(4.65)	(2.62)	3.42	—	5.29
October	(5.33)	(2.50)	4.73	(4.89)	7.60
November	(0.75)	1.41	(0.76)	2.64	2.88
December	0.22	2.16	4.12	(6.81)	2.42
Compound Annual Rate of Return	(1.96)%	(9.91)%	17.98%	(14.43)%	31.61%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (5.20) %.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: October 1, 2007

Aggregate Subscriptions:  $4,711,444

Current Capitalization:   $1,594,694

Worst Monthly Drawdown (2):  (6.90) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.85) % (March 2009 — December 2012)

Net Asset Value per Unit for Class I, December 31, 2012:   $1.1465

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	1.11%	(0.45)%	(5.41)%	(.21)%	(0.29)%
February	2.56	1.79	1.50	0.60	5.54
March	(1.08)	(2.52)	10.65	(3.74)	1.43
April	0.35	2.46	2.23	0.01	0.52
May	9.40	(5.56)	(5.79)	1.42	3.31
June	(6.68)	(3.56)	(0.16)	(1.80)	2.49
July	5.25	2.47	(1.36)	(3.55)	(2.71)
August	(2.01)	(3.73)	3.89	0.55	(1.58)
September	(4.74)	(2.71)	3.32	(2.05)	5.21
October	(5.42)	(2.59)	4.64	(4.98)	7.56
November	(0.84)	1.33	(0.85)	2.54	2.56
December	0.14	2.05	4.02	(6.90)	2.32
Compound Annual Rate of Return	(3.03)%	(10.89)%	16.70%	(17.07)%	29.18%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 14.65%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:   $196,930,272

Current Capitalization:   $86,982,563

Worst Monthly Drawdown (2):  (6.81) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.03) % (March 2009 — May 2012)

Net Asset Value per Unit for Class DS, December 31, 2012:   $1.4524

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	1.20%	(0.36)%	(5.33)%	(.12)%	(0.19)%
February	2.65	1.87	1.59	0.69	5.63
March	(0.98)	(2.43)	10.74	(3.60)	1.40
April	0.45	2.56	2.32	0.10	0.21
May	9.49	(5.48)	(5.71)	1.51	3.06
June	(6.59)	(3.47)	(0.08)	(1.72)	2.25
July	5.34	2.56	(1.26)	(3.46)	(2.96)
August	(1.92)	(3.63)	3.98	0.64	(1.72)
September	(4.65)	(2.63)	3.42	(1.96)	5.03
October	(5.34)	(2.50)	4.73	(4.89)	7.28
November	(0.75)	1.42	(0.75)	2.64	2.66
December	0.23	2.15	4.12	(6.81)	2.42
Compound Annual Rate of Return	(1.96)%	(9.91)%	17.99%	(16.11)%	27.55%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 45.24%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $121,952,894

Current Capitalization:   $23,677,970

Worst Monthly Drawdown (2):  (6.74) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (20.29) % (March 2009 - December 2010)

Net Asset Value per Unit for Class DT, December 31, 2012:  $1.5612

Monthly Rates of Return (4)

Month	2012	2011	2010	2009	2008
January	1.29%	(0.28)%	(5.25)%	(.04)%	(0.12)%
February	2.74	1.94	1.68	0.77	5.73
March	(0.90)	(2.35)	10.84	(3.52)	1.70
April	0.53	2.63	2.41	0.19	0.91
May	9.56	(5.40)	(5.63)	1.60	3.57
June	(6.51)	(3.39)	0.01	(1.63)	2.78
July	5.41	2.65	(1.19)	(3.38)	(2.51)
August	(1.84)	(3.55)	4.07	0.73	(1.30)
September	(4.57)	(2.55)	3.50	(1.88)	5.46
October	(5.26)	(2.41)	4.82	(4.81)	7.93
November	(0.66)	1.50	(0.67)	2.72	2.75
December	0.31	2.24	4.18	(6.74)	2.51
Compound Annual Rate of Return	(1.01)%	(9.04)%	19.15%	(15.26)%	33.08%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 40.43%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2012

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: October 1, 2012

Aggregate Subscriptions:  $3,499,318

Current Capitalization:   $3,476,834

Worst Monthly Drawdown (2):  (5.40) % (October 2012)

Worst Peak-to-Valley Drawdown (3):  (6.11) % (October 2012 —December 2012)

Net Asset Value per Unit for Class M, December 31, 2012:   $0.9418

Monthly Rates of Return (4)

Month	2012
January	0.00%
February	—
March	—
April	—
May	—
June	—
July	—
August	—
September	—
October	(5.40)
November	(0.75)
December	0.23
Compound Annual Rate of Return	(5.89)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since October 1, 2012 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since October 1, 2012 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (5.82)%.

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

Results of Operations

General

The Trading Program trades the following instruments on U.S. and non-U.S. exchanges and markets: futures, options, options on futures, swaps, swaps on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2012

Total Trading
Profit (Loss)
Stock Indices	$5,371,926
Metals	(1,858,621)
Agricultural Commodities	(6,096,889)
Currencies	1,497,662
Energy	(2,751,878)
Interest Rates	10,649,479
Subtotal	6,811,679
Brokerage Commissions	(1,122,005)
Total	$5,689,674

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2012 of $6,811,679.  The profits were primarily attributable to the Fund trading in the interest rates, stock indices and the currencies sectors posting profits. The metals, energy and agriculture sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Positions anticipating continued falling interest rates ran into difficulty during January, but turned back to profit when the U.S. Federal Reserve announced continuation its low rate policy. This result is due to losses suffered on positions responding to changing spread levels between interest rates of different countries and of different maturities. Losses were posted to the Fund in the middle of the first quarter as interest rate markets were difficult for trend followers as the large recognized safe havens did not show continuing trends. Because the Fund is also in these markets shuns large concentrated risks, the losses in these markets were limited. Gains on various positions anticipating rising interest rates in commodity-rich countries like Australia and Canada was not enough to offset losses. Losses were posted to the Fund at the end of the first quarter.  The mid-month March fall in prices created losses on long positions in treasuries from the U.S., Europe and Japan. Profits were posted to the Fund at the beginning of the second quarter. Profits were earned with the global rise of long-term bond markets. At the shorter end of the yield curve, short positions suffered losses in Switzerland, but realized gains in Canada, and long positions were profitable in New Zealand, Germany and the U.S.   Profits were posted to the Fund in the middle of the second quarter.  A substantial part of May’s result came from rising global long-term government bonds, partly through positions which directly anticipated this, but a larger part through numerous positions in synthetic markets with a long bond leg.  Losses were posted to the Fund at the end of the second quarter. A substantial part of the loss came from the downward reaction of the longer-term government bonds of Germany, Switzerland, the U.K. and the U.S. Only the Mexican bonds continued their rise. And profits were also earned with the declining money market rates in the U.S. and the U.K. But this was not enough to prevent this from being one of the worst performing sectors. Profits were posted to the Fund at the beginning of the third quarter due to the rising global prices of interest rate instruments. The relatively largest rise was experienced in the Korean bond market, partly due to a rate cut by the Bank of Korea in July.  Losses were posted to the Fund in the middle of the third quarter with increasing confidence in economic recovery; the popularity of safe havens decreased due to the trading program’s long positions in interest rate instruments, in particular those of a longer term in North America. Losses were posted to the Fund at the end of the third quarter. As the popularity of the “safe havens” decreased further, only the trading program’s long positions in Italian government bonds produced a significant positive outcome. Losses were posted to the Fund at the beginning of the fourth quarter. The losses on long positions in interest rate instruments were not only incurred on mainly the shorter end of the yield curve in the U.S., but for example also in Australia and the U.K. Profits were posted to the Fund in the middle of the fourth quarter. Persistently low interest rates are a common element of all major ‘trends’. The trading program’s various positions anticipating this, mainly in continental Europe but also in the U.S. and Japan, resulted in profits posted to the Fund. Losses were posted to the Fund at the end of the fourth quarter as the long bond positions in the old economies did not prove to be successful; they were largely reduced, especially outside of Europe. In Europe, positions on the shorter end of the yield curve, partly through swaps and swap notes, delivered some modest gains which were not enough to offset losses.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Positions anticipating declining equity markets, particularly those in the East, suffered losses. Growing positions responding to rising stock markets and a declining volatility offset the losses with their earnings. Profits were posted to the Fund in the middle of the first quarter in connection with the rising equity markets.  The Trading Program profited globally, but especially where it concerned oil-rich or technology stocks. Profits were posted to the Fund at the end of the first quarter. The U.S. and Japanese equities did not seem to be sensitive to signs of slowing growth in China. The trading program’s positions in these markets provided profits for the Fund, despite some losses suffered on positions in several other countries including Hong Kong, Taiwan, Russia and South Africa. Losses were posted to the Fund at the beginning of the second quarter.  The turning stock markets were difficult. Losses suffered on long positions, in particular in commodity-rich and technology shares, as well as in Japanese shares, were only partly offset by gains earned on a number of European short positions.  Losses were posted to the Fund in the middle of the second quarter.  A number of stock markets, including various U.S. markets, looked strong (again) by the end of April such that the systems were (again or still) long. When the markets started to (again) fall from the first day of May, losses were the result. Gains on various short positions in Europe and Asia only partially compensated these losses.  Profits were posted to the Fund at the end of the second quarter. The negative results on short positions primarily in Europe and India were largely offset by profits on long positions in the U.S. and Mexico and/or through positions in synthetic markets. Losses were posted to the Fund at the beginning of the third quarter. Notable in the equity markets were the deviating positions and results, spread across regions and sectors. Losses came from reduced selective short positions, as well as from long positions in Japan. Profits were posted to the Fund in the middle of the third quarter. Profits were made with the decline of equities in China. Profits were posted to the Fund at the end of the third quarter. The gains earned on rising equity markets came mainly from the U.S., but Europe and Thailand also contributed positively. The best trends came from declining volatility, which the trading program benefitted from both in the U.S. and in Europe. Losses were posted to the Fund at the beginning of the fourth quarter due to the trading program’s on long positions in the U.S. were partially offset by gains on positions anticipating decreasing volatility. In Europe and Asia, predominantly long positions offered differing results, with few outliers. Profits were posted to the Fund in the middle of the fourth quarter due to the trading program’s newly built-up long positions in the last week of November and profits on positions anticipating a continuing declining volatility during the month of November. Profits were posted to the Fund at the end of the fourth quarter. The dominant trend in stock markets was upwards in December in which good results were achieved in, among others, Australia, Thailand, Northern Europe, Mexico and in the U.S. and also with the Russell 2000.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The largest gains stemmed from positions that consist of a short in a European currency versus a long in a commodity-rich currency. These provided for a positive outcome in the sector, despite losses on various other short positions in European currencies and various other long positions in the U.S. dollar. Profits were posted to the Fund in the middle of the first quarter as the largest gains again stemmed from long positions in commodity-rich currencies. Profits were posted to the Fund at the end of the first quarter. In March more via shorts in the U.S. dollar or the Japanese yen than via a short in the euro. Losses were posted to the Fund at the beginning of the second quarter. The biggest losses came from various long positions in the Mexican peso and various short positions in the Japanese yen. Profits came from short positions in the euro and long positions in the British pound and the Turkish lira. Profits were posted to the Fund in the middle of the second quarter. The U.S. dollar was the mirror image of the U.S. stock market. The dollar rose from the first day of May, which resulted in losses on short positions versus numerous South American and Asian currencies. Gains on many positions which anticipated a fall in the continental European currencies more than just compensated for those losses, resulting in a profit in this tumultuous cluster.  Losses were posted to the Fund at the end of the second quarter. The currency markets were bereft of trends. Almost all the losses came from positions anticipating a further rising (‘safe haven’) U.S. dollar, particularly against continental European currencies. Only positions anticipating a declining euro versus other currencies, such as those from Australia, South Korea and Turkey, brought some relief. Profits were posted to the Fund at the beginning of the third quarter due to the trading program’s short positions in continental European currencies. Not only versus currencies from elsewhere in the world, but also to a large extent versus the currencies of neighboring regions, such as Great Britain, Scandinavia, Poland, Russia and Turkey. Losses were posted to the Fund in the middle of the third quarter due to the trading program’s positions anticipating a further decline of the euro. Positions anticipating rising exchange rates of the currencies of oil-rich countries such as Norway and Mexico could not compensate for these losses. Losses were posted to the Fund at the end of the third quarter due to the trading program’s position versus the euro. Losses were posted to the Fund at the beginning of the fourth quarter. The largest losses came from positions anticipating a weaker euro, a weaker Swiss franc, or a stronger Indian rupee. Losses were posted to the Fund in the middle of the fourth quarter due to the trading program’s large position on declining European currencies being wrong. Profits were posted to the Fund at the end of the fourth quarter due to the gains from the carry trades, as long as they were not relying on a strong Hungarian forint or a strong Turkish lira. The weak Japanese yen yielded the largest positive contribution. In addition, profits were also earned with the strong British pound.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter as the trading program rotation from short to long was not accompanied by large losses. Profits were posted to the Fund in the middle of the first quarter due to the trading program’s short positions. Losses were posted to the Fund at the end of the first quarter. Losses were posted to the Fund at the beginning of the second quarter which reversed in the middle of the second quarter.  Profits were posted to the Fund in the middle of the second quarter with the fall in metal markets such as aluminum, copper and silver. Losses were posted to the Fund at the end of the second quarter. Profits were posted to the Fund at the beginning of the third quarter. Stuttering trends in metals were one reason. Losses were posted to the Fund in the middle of the third quarter due to the trading program’s short positions in metals remained fairly limited. Profits were posted to the Fund at the end of the third quarter. Losses were posted to the Fund in the fourth quarter. The trading program’s long positions in silver and platinum resulted in losses posted to the Fund at the end of the fourth quarter.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the   first quarter with gains on both shorts (natural gas, electricity, coal) and longs (gasoline). Profits continued to be posted to the Fund in the middle to the end of the first quarter from short positions in natural gas and electricity. Losses were posted to the Fund at the beginning of the second quarter. The initially significant energy positions barely produced any significant results, other than the profit earned due to falling coal prices. Profits were posted to the Fund in the middle of the second quarter. The systems were barely able to profit from the seemingly downtrend in oil markets (including its derived products) but, they were very successful with the fall in other (smaller) energy markets. Losses were posted to the Fund at the end of the second quarter as the oil markets showed the most promising (downward) trends. Losses were posted to the Fund at the beginning of the third quarter due to stuttering trends in the energy markets.  Profits were posted to the Fund in the middle of the third quarter. Although positions in the oil markets were smaller than those in oil-rich currencies, the trading program benefited from the upswing in North Sea oil and gasoline prices. Losses were posted to the Fund at the end of the third quarter due to the trading program’s long positions in oil. Losses were posted to the Fund at the beginning of the fourth quarter due to the discontinued rise of oil prices, especially North Sea oil. Losses were posted to the Fund in the middle of the fourth quarter only to be reversed at the end of the fourth quarter.  Anticipating falling prices of electricity and gas resulted in profits posted to the Fund at the end of the fourth quarter.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. Particularly difficult were the agricultural markets, partly due to the release of figures from the U.S. corn crop report. Losses were posted to the Fund in the middle through the end of the first quarter. Most commodities weakened in March resulting in losses on long positions such as sugar. Profits were posted to the Fund at the beginning of the second quarter where oil-rich plant prices remained strong and profits were also earned with the falling prices of wheat, sugar and meats. Profits were posted to the Fund in the middle of the second quarter. The oil-rich plants, already rising during the preceding few months now, started the month with a trend-break. Wheat, beef and robusta coffee were also trend-unfriendly. However, the losses suffered in these markets were more than compensated for by gains earned due to falling prices of arabica coffee, sugar, cotton, rubber, orange juice, corn and soybean. Losses were posted to the Fund at the end of the second quarter due to trend-unfriendly movements in the agricultural markets such as corn (drought concerns), the commodities and this commodities cluster was the worst performer during June. Profits were posted to the Fund at the beginning of the third quarter. The drought in the U.S. led to some losses on short positions in sugar and profits in the already rising oilseeds markets. Profits were posted to the Fund in the middle of the third quarter. The various positions in agricultural markets such as the Trading Program’s positions in soybeans and soybean meal produced profits as these markets started to chase the greatly increased corn prices seen in July. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s short positions in various commodities, such as coffee and sugar. Losses were posted to the Fund at the beginning through the middle of the fourth quarter. The Trading Program’s long positions in vegetable oils resulted in losses posted to the Fund at the end of the fourth quarter.

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

The stock indices posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The restored confidence in the stability of the euro zone had a positive influence on the southern European stock markets. Positions in Italian equities earned profits. Agricultural-rich stock indices (Food & Beverage (Europe), Nifty, Bovespa) were remarkably weak. Through the steady and continuous rise of many other stock markets, the stock indices sector resulted in profits posted to the Fund. Profits were posted to the Fund in the middle of the first quarter. The political unrest has a negative impact on stocks of emerging economies especially in the Trading Program’s long positions in Taiwan resulting in losses which were offset by profits in the European, Canadian and United States equities markets. Losses were posted to the Fund at the end of the first quarter. At the time of the earthquake, the Trading Program had a very marginal position in Japanese equities, which is (systematically) closed that same day. Losses occurred in other countries, especially within Europe, for example with positions in insurers. Even through some recovery in the second half of the month and profits earned in South Korea and Thailand was not enough to offset losses posted to the Fund. Profits were posted to the Fund at the beginning of the second quarter through the Trading Program’s long positions in sector indices and short positions in volatility indices. Losses were posted to the Fund in the middle of the second quarter as stock markets which were previously rising under the influence of higher commodity markets were hit as the commodity markets turned particularly in emerging countries where continued concern about the stability of the Euro fed the reaction. Losses were posted to the Fund at the end of the second quarter. Short positions in Australia and Italy were not enough to offset losses from long positions in Taiwan, Sweden, Switzerland and the U.S. Losses were posted to the Fund at the beginning of the third quarter. The least amount of trends was in the stock markets as they were thrown back and forth between the following forces at work. Good results were only achieved near the two extremes, for example falling in Italy and Greece and rising in Russia and Taiwan. Losses were posted to the Fund in the middle of the third quarter.  The Russian stock market was dragged down by falling oil prices. The Trading Program’s long positions in technology stocks in Taiwan, Korea and in the NASDAQ also produced losses. Losses were posted to the Fund at the end of the third quarter. The Trading Program’s positions responding to recovering North American equities were not (yet) profitable. Profits were posted to the Fund at the beginning of the fourth quarter. Positions anticipating a further fall in equity markets, particularly in Asia, suffer losses after the reversal. The same applies for positions which anticipate further increasing volatility in Europe and in the U.S. This is partly offset by a number of positions profiting from rising equity markets in Northern Europe and in the U.S. Losses were posted to the Fund in the middle of the fourth quarter due to the Trading Program’s positions in U.S. equities which did not hold their strength from the first week in November and from positions in Northern European shares which at the end of the month recover from their earlier decline. Profits earned on positions anticipating a further drop in equity prices in Japan, China and Taiwan were not able to compensate for these losses. Losses were posted to the Fund at the end of the fourth quarter. The Trading Program profited from the ongoing downward drift in China, as well as from the enthusiastic recovery of the European health care and food & beverage sectors, and from U.S. equities which are holding their ground. But a number of limited losses on varied positions in many other equity markets resulted in losses to the Fund at the end of the fourth quarter.

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

Stock indices posted losses to the Fund.  The stock markets continued their way upwards in the beginning of 2010. The enthusiasm did waver after President Obama announced that banks’ abilities to take on risk would be restricted. A sizable correction followed, so profits already earned in several indices evaporated. The losses suffered were especially felt in Australia, South Korea, Hong Kong and Canada. The sector closed with losses being posted to the Fund in beginning of the first quarter. At the beginning of February the stock markets fell further, but then recovered and stabilized. Small losses were posted to the Fund with positions in the Australian, Swedish and Turkish indices. On the contrary, sales in the Italian index produced a small profit. In general there seemed to be a lack of clear trends in this sector which resulted in losses being posted to the Fund in the middle of the first quarter. The returning confidence in a recovering global economy was accompanied by gently rising equity markets and a falling expected volatility. Profits were posted to the Fund through purchases in particular in the United States, Canada, Mexico, Japan, Thailand, Malaysia, Sweden, Hungary, Switzerland, United Kingdom, Germany and several European sector indices. Also, selling positions in the volatility index generated gains. The first quarter ended with profits being posted to the Fund. Losses were posted to the Fund at the beginning of the second quarter. The major events in the second half of April, the closing of European airports due to the volcano ash problems, the indictment against Goldman Sachs by the Securities and Exchange Commission and again, ten days later when Standard & Poors downgraded Greece and Portugal were strongly felt in the stock markets. Many equity indices, especially European, did not recover from these shocks and purchases generated losses to the Fund. Indices that showed more resistance, like Sweden, Turkey, Malaysia and Singapore, were able to remain profitable. The markets in the United States, especially in the small and midcap indices, showed the highest resilience. However, the profits could not fully offset the losses posted to the Fund at the beginning of the second quarter.  Purchases of mostly non-euro equity markets suffered harshly in the first week of May. In the second half of the month, a small portion of that loss was made up with more balanced positions but not enough to offset losses resulting in losses being posted to the Fund in the middle of the second quarter. The limited positions held in the equity markets in June were the most affected by the varying moods. When optimism in Southeast Asia emerged, losses were suffered on short positions in Hong Kong and Singapore. When this optimism did not push onwards, carefully built up long positions in Europe were also hurt. In the last days of June, small profits on American short positions could not prevent the losses posted to the Fund at the end of the second quarter. Losses were posted to the Fund at the beginning of the third quarter. In July, the global equity markets were sluggish and the Trading Program limited the losses being posted to the Fund. This was mainly due to the carefully rising trends in the stock indices of emerging economies such as Turkey, South Korea, Malaysia, India, Thailand, Taiwan and Brazil. Limited exposures in Europe and the U.S., in both long and short positions resulted in losses being posted to the Fund. Losses continued to be posted to the Fund in the middle of the third quarter. In August, the convinced anticipation of rising stock markets was not a success. Only a select number of markets in Southeast Asia (Malaysia and Thailand) were immune to the “double dip”.  In September, it was not coincidental that the downturn in interest rate markets was paired with an upturn in the stock markets. This was immediately taken advantage of in a number of stock market indices which were already up trending, mainly in the South East Asian region. Profits were also earned with these rising stock markets of Canada and the United States. The third quarter ended with profits being posted to the Fund. The U.S. dollar inflation manifested itself in the rising prices of U.S. dollar denominated shares in October. Investors who sought refuge in a stronger currency strengthened the flow of capital, resulting in rising stock markets in non U.S. dollar countries resulting in profits being posted to the Fund at the beginning of the fourth quarter. Worldwide, spread across the continents, many equity indices found a temporary peak shortly after Chairman Bernanke’s announcement to buy bonds of a shorter term than what was anticipated by the market, short-term (five years or less). “Commodity-rich” shares, such as chemicals, basic resources, automobiles, and in the Mexican index, however continued their upward rise tirelessly resulting in profits were posted to the Fund in the middle of the fourth quarter. The limited number of short positions in stock indices suffered losses which was offset by profits earned on long positions worldwide. Especially the strength of emerging equities, namely the shares of emerging economies, as well as the small and mid-caps of the aged economies.

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

The Fund should be able to close out its open trading positions and liquidate its holdings relatively quickly and at market prices, except in unusual circumstances.  This typically permits the Fund to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so.

Investors in the Fund generally may redeem any or all of their Unties at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the periods ended December 31, 2012 and December 31, 2011, the Fund’s average month-end Net Asset Value was approximately and $180,136,434 and $250,238,270, respectively.

December 31, 2012

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	3,044,770	1.69%	4,978,827	140,404
Currencies	1,677,283	0.93%	3,055,315	728,396
Energy	6,894,487	3.83%	12,191,238	108,082
Interest Rates	2,302,058	1.28%	5,918,334	362,418
Metals	3,342,131	1.86%	5,612,802	1,689,257
Stock Indices	4,341,301	2.41%	10,476,156	856,702

Total	21,602,030	12.00%	42,232,672	3,885,259

December 31, 2011

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,347,392	0.94%	$4,857,637	$664,888
Currencies	4,565,045	1.82%	11,388,125	434,159
Energy	3,668,546	1.47%	9,092,079	1,061,402
Interest Rates	2,478,257	0.99%	5,623,341	324,409
Metals	4,659,846	1.86%	10,262,688	1,597,242
Stock Indices	3,326,532	1.33%	8,606,799	134,677

Total	$21,045,618	8.41%	$49,830,669	$4,216,777

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

The Fund also has non-trading market risk on the approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2012, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2012. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2012.

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

Risk Management

The management of risk is an integral part of the Transtrend Trading System.  The Trading Advisor’s focus within risk management is on targeting, measuring and managing risk.  Owing to the leverage inherent in futures trading, position sizes are set according to the Trading Advisor’s expectation of the risk that the positions will provide, rather than the amount of capital required to fund the positions.

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

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2012

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2012	2012	2012	2012	2011	2011	2011	2011
Total Income (Loss)	$(8,791,255)	$(1,217,202)	$8,093,417	$7,611,825	$3,414,069	$(8,224,491)	$(15,891,955)	$(1,159,861)
Total Expenses	1,048,022	1,158,748	1,408,362	1,333,473	1,420,609	1,506,420	1,542,224	1,511,845
Net Income (Loss)	$(9,839,277)	$(2,375,950)	$6,685,055	$6,278,352	$1,993,460	$(9,730,911)	$(17,434,179)	$(2,671,706)

Net Income (Loss) per weighted average Unit (1)	$(0.0848)	$(0.0200)	$0.0502	$0.0416	$0.0118	$(0.0561)	$(0.1030)	$(0.0164)

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2012, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Funds’ internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2012, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with  Rule 13a-15or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)    Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by Transtrend on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Deann Morgan	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

James L. Costabile	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Deann Morgan, age 43, has been the Chief Executive Officer and President of MLAI since June 2012 and is a Managing Director within the Global Wealth and Retirement Solutions group (“GWRS”) which is a business unit within the BAC Global Wealth & Investment Management group (“GWIM”), a division of BAC.  As a Vice President of MLAI from March 2008 through June 2012, Ms. Morgan was responsible for overseeing GWRS Alternative Investments Origination.  From April 2006 until December 2008, Ms. Morgan was a Director for BAC’s Investments, Wealth Management & Insurance group, where she was responsible for origination of private equity and listed alternative investments.  She received her M.B.A. from the University of Chicago and her B.B.A. from University of Michigan and is a Chartered Financial Analyst (CFA) charterholder.   Ms. Morgan has been registered with the CFTC as an associated person and listed as a principal of MLAI since August 21, 2009.  Ms. Morgan has also been registered with the CFTC as an associated person of MLPF&S since April 13, 2009.

Barbra E. Kocsis, age 46, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, a position she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through MLPF&S and US Trust.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration/Accounting.

James L. Costabile, age 37, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and U.S. Trust since January 2009.  U.S. Trust is a division of BAC. Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of the MLPF&S since August 20, 2007.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Colleen R. Rusch, age 45, is a Managing Director and Head of Alternative Investments Platform Management within the Global Wealth and Retirement Solutions Group (“GWRS”) and has been a Vice President of MLAI and a Director within GWRS since January 2008.  She is responsible for overseeing GWRS Alternative Investments operations, service and trading platform since January 2008.  From December 2007 to February 2012, she was a Director of MLAI.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College.

Steven L. Suss, age 53, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWIM’s Alternative Investments Group, a division within BAC that provides advisory and other services to high net worth clients, since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with

BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of Bank of America Capital Advisors LLC (“BACA”) since July 2007.  BACA is an investment advisor focusing on alternative investment products and Mr. Suss is responsible within that entity for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Prior to these existing roles, Mr. Suss has performed various other roles within BAC:  he has served as Senior Vice President at Banc of America Investment Advisors Inc. (“BAIA”), another alternative investment advisor affiliated with BAC, from July 2007 to March 2010; he was Senior Vice President of U.S. Trust Hedge Fund Management, Inc., a hedge fund manager associated with BAC, from June 2007 to March 2010, and served as its Chief Financial Officer and Treasurer from October 2007 to March 2010; and he was Senior Vice President of UST Advisers, Inc., an investment adviser associated with BAC, from July 2007 to May 2008.  In the above roles with BAIA, U.S. Trust Hedge Fund Management, Inc. and UST Advisers, Inc., Mr. Suss was responsible for the management of financial reporting and operational matters of alternative investment funds managed by those entities.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2012, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partnership or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Highbridge Commodities FuturesAccess LLC, Man AHL FuturesAccess LLC, Ortus Currency FuturesAccess LLC ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

 (c)          Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Items 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)           Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2012 were timely and correctly made.

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

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BAC in their respective positions.  The Fund does not have any officers, managers or employees.  The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BAC affiliate.   MLAI also receives a portion of the management fees.  MLAI or BAC affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no “other compensation” from the Fund, and the managers receive no compensation for serving as managers of MLAI.  There are no compensation plans or arrangements relating to a change in control of either the Fund or MLAI.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

                (b)           Security Ownership of Management:

As of December 31, 2012, MLAI owned no Unit-equivalent member interests. The principals of MLAI did not own any Units, and Transtrend did not own any Units.

(c)           Changes in Control:

None.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

(a)                                 Transactions between BAC and the Fund

Many of the primary service providers to the Fund are BAC affiliates, including MLPF&S and MLIB.    The fees paid by the Fund to any BAC parties were established by the BAC parties based on rates charged to similarly-situated customers rather than being negotiated.  These fees are likely higher than would have been obtained in arms-length bargaining.

The Fund pays BAC substantial brokerage commissions as well as prime brokerage fees and bid-ask spreads on F/X and other OTC trades. The Fund pays MLAI Sponsor fees, management fees and performance fees.

The Fund maintains, cash, collateral and margin balances with MLPF&S and MLIB, providing these BAC affiliates funding benefits from possession of the Fund’s capital.

No loans have been, outstanding between MLAI or any of its principals and the Fund.

MLAI pays selling commissions and trailing commissions to MLPF&S for distributing the Units.  MLAI is ultimately paid back for these expenditures from the revenues it receives from the Fund.

(b)           Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Fund.

In 2012, the Fund directly expensed:  (i) brokerage commissions of $1,122,005 to MLPF&S and $3,502,971 in management fees earned by Transtrend and MLAI, (ii) Sponsor Fees of $630,871 to MLAI. In addition, MLAI and its affiliates may have derived certain economic benefits from possession of a portion of the Fund’s assets, as well as from foreign exchange and EFP trading.

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

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2012 and 2011 were $163,000 and $161,250, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2012 and 2011, related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2012 and 2011

Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits and Financial Statement Schedules

Page

1. Financial Statements (found in Exhibit 13.01):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2012 and 2011	2

Statements of Operations for the years ended December 31, 2012, 2011 and 2010	3

Statements of Changes in Members’ Capital for the years ended December 31, 2012 2011 and 2010	4

Financial Data Highlights for the years ended December 31, 2012, 2011 and 2010	6

Notes to Financial Statements	9

2.             Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.             Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.1 contained in the registrant’s Registration Statement on Form 10 filed on June 25, 2007.

3.02	Third Amended and Restated Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

10.01	Customer Agreement between ML Transtrend DTP Enhanced FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.1 contained in the registrant’s Registration Statement on Form 10 filed on November 13, 2007.

10.02	Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend B.V.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.

13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager

By:	/s/ Deann Morgan
Deann Morgan
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Deann Morgan	Chief Executive Officer, President and Manager	March 27, 2013
Deann Morgan

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 27, 2013
Barbra E. Kocsis	(Principal Financial and Accounting Officer)

/s/Steven L. Suss	Vice President and Manager	March 27, 2013
Steven L. Suss

/s/James L. Costabile	Vice President and Manager	March 27, 2013
James L. Costabile

/s/Colleen R. Rusch	Vice President and Manager	March 27, 2013
Colleen R. Rusch

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Alternative Investments LLC)

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

2012 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2012 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.