Form 10-Q
period 2013-03-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2013-05-15
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, 104,841,372 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $18,308,945 for 2013 and $23,426,907 for 2012)	$138,850,281	$150,062,262
Net unrealized profit on open futures contracts	3,968,279	3,460,072
Cash	533,657	528,396
Other assets	1,086	120

TOTAL ASSETS	$143,353,303	$154,050,850

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$265,457	$283,361
Redemptions payable	3,655,413	3,841,372
Net unrealized loss on open futures contracts	363,630	673,241
Other liabilities	203,664	200,444

Total liabilities	4,488,164	4,998,418

MEMBERS’ CAPITAL:
Members’ Interest (104,841,372 Units and 111,802,279 Units outstanding; unlimited Units authorized)	138,865,139	149,052,432
Total members’ capital	138,865,139	149,052,432

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$143,353,303	$154,050,850

NET ASSET VALUE PER UNIT:

Class A	$1.1372	$1.1397
Class C	$1.0399	$1.0448
Class D	$0.9495	$0.9480
Class I	$1.1451	$1.1465
Class DS	$1.4547	$1.4524
Class DT	$1.5675	$1.5612
Class M	$0.9432	$0.9418

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
TRADING PROFIT (LOSS):

Realized, net	$587,273	$12,594,149
Change in unrealized, net	817,818	(4,703,152)
Brokerage commissions	(249,932)	(285,089)

Total trading profit (loss), net	1,155,159	7,605,908

INVESTMENT INCOME (EXPENSE):
Interest, net	956	5,917

EXPENSES:
Management fee	669,365	1,016,640
Sponsor fee	143,877	162,791
Other	143,952	154,042
Total expenses	957,194	1,333,473

NET INVESTMENT INCOME (LOSS)	(956,238)	(1,327,556)

NET INCOME (LOSS)	$198,921	$6,278,352

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	9,278,772	9,416,537
Class C	15,530,724	16,613,185
Class D	7,051,218	2,560,122
Class I	1,425,090	1,158,327
Class DS	57,969,242	99,975,747
Class DT	15,104,905	21,061,924
Class M	4,212,519	—

Net income (loss) per weighted average Unit
Class A	$(0.0041)	$0.0287
Class C	$(0.0049)	$0.0250
Class D	$0.0016	$0.0165
Class I	$(0.0008)	$0.0264
Class DS	$0.0037	$0.0446
Class DT	$0.0052	$0.0504
Class M	$0.0023	$—

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital March 31, 2013
Class A	8,926,646	780,003	(262,273)	9,444,376	9,473,298	36,986	(667,567)	8,842,717
Class C	17,017,841	202,510	(1,999,470)	15,220,881	15,352,391	1,218,519	(1,477,880)	15,093,030
Class D	2,062,362	1,493,280	(62,362)	3,493,280	6,838,004	248,619	—	7,086,623
Class I	952,853	341,581	—	1,294,434	1,390,934	75,504	(153,619)	1,312,819
Class DS	104,405,795	—	(15,693,348)	88,712,447	59,889,179	1,104,439	(6,949,904)	54,043,714
Class DT	21,641,717	—	(2,104,875)	19,536,842	15,166,653	115,978	(1,105,257)	14,177,374
Class M*	—	—	—	—	3,691,820	619,683	(26,408)	4,285,095

Total Members’ Units	155,007,214	2,817,374	(20,122,328)	137,702,260	111,802,279	3,419,728	(10,380,635)	104,841,372

*Units issued on October 1, 2012

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2013
Class A	$10,534,052	$932,981	$(316,755)	$270,670	$11,420,948	$10,797,104	$42,073	$(744,412)	$(38,402)	$10,056,363
Class C	18,595,146	223,793	(2,234,209)	416,097	17,000,827	16,040,651	1,250,472	(1,518,524)	(76,764)	15,695,835
Class D	1,994,275	1,500,000	(62,025)	42,285	3,474,535	6,482,616	235,000	—	11,188	6,728,804
Class I	1,126,558	412,737	—	30,582	1,569,877	1,594,694	85,000	(175,268)	(1,078)	1,503,348
Class DS	154,664,583	—	(23,944,970)	4,457,027	135,176,640	86,982,563	1,558,929	(10,141,526)	215,309	78,615,275
Class DT	34,131,695	—	(3,420,312)	1,061,691	31,773,074	23,677,970	179,963	(1,713,299)	78,999	22,223,633
Class M*	—	—	—	—	—	3,476,834	580,000	(24,622)	9,669	4,041,881

Total Members’ Capital	$221,046,309	$3,069,511	$(29,978,271)	$6,278,352	$200,415,901	$149,052,432	$3,931,437	$(14,317,651)	$198,921	$138,865,139

*Units issued on October 1, 2012

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.1397	$1.0448	$0.9480	$1.1465	$1.4524	$1.5612	$0.9418

Net realized and net change in unrealized trading profit (loss)	0.0104	0.0095	0.0087	0.0105	0.0134	0.0144	0.0087
Brokerage commissions	(0.0019)	(0.0018)	(0.0016)	(0.0019)	(0.0025)	(0.0027)	(0.0016)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0110)	(0.0126)	(0.0056)	(0.0100)	(0.0086)	(0.0054)	(0.0057)

Net asset value, end of period	$1.1372	$1.0399	$0.9495	$1.1451	$1.4547	$1.5675	$0.9432

Total Return: (a)

Total return before Performance fees	-0.22%	-0.47%	0.16%	-0.12%	0.16%	0.41%	0.16%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-0.22%	-0.47%	0.16%	-0.12%	0.16%	0.41%	0.16%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.98%	1.23%	0.60%	0.88%	0.60%	0.35%	0.60%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.98%	1.23%	0.60%	0.88%	0.60%	0.35%	0.60%

Net investment income (loss)	-0.97%	-1.22%	-0.60%	-0.87%	-0.60%	-0.35%	-0.60%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average member capital have been annualized. The total return ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT

Per Unit Operating Performance:
Net asset value, beginning of period	$1.3296	$1.2436	$1.0733	$1.3268	$1.6443	$1.7338

Net realized and net change in unrealized trading profit (loss)	(0.0036)	(0.0033)	(0.0029)	(0.0036)	(0.0045)	(0.0048)
Brokerage commissions	(0.0015)	(0.0014)	(0.0012)	(0.0015)	(0.0019)	(0.0020)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0126)	(0.0150)	(0.0062)	(0.0112)	(0.0094)	(0.0059)

Net asset value, end of period	$1.3119	$1.2239	$1.0630	$1.3105	$1.6285	$1.7211

Total Return: (a)

Total return before Performance fees	-1.34%	-1.59%	-0.97%	-1.24%	-0.97%	-0.72%
Performance fees	-0.02%	-0.02%	-0.02%	-0.02%	-0.02%	-0.04%
Total return after Performance fees	-1.36%	-1.61%	-0.99%	-1.26%	-0.99%	-0.76%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.94%	1.19%	0.56%	0.84%	0.56%	0.31%
Performance fees	0.01%	0.01%	0.01%	0.01%	0.01%	0.03%
Expenses (including Performance fees)	0.95%	1.20%	0.57%	0.85%	0.57%	0.34%

Net investment income (loss)	-0.94%	-1.20%	-0.57%	-0.84%	-0.57%	-0.34%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average member capital have been annualized. The total return ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program ( “FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund engages in the speculative trading of futures on a wide range of commodities. Transtrend B.V. (“Transtrend” or “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor trades the Transtrend Diversified Trend Program-Enhanced Risk Profile (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Bank of America N.A. (“BANA”).  MLPF&S, MLIB and BANA are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Each FuturesAccess Fund is generally similar in terms of fees, although redemption terms vary among FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2013 and December 31, 2012 and the results of its operations for the three months ended March 31, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2013 and December 31, 2012 are as follows:

March 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	930	$(751,262)	-0.54%	(1,461)	$690,251	0.50%	$(61,011)	-0.04%	April 2013 - March 2014
Currencies	931	53,357	0.04%	(598)	(60,073)	-0.04%	(6,716)	0.00%	June 2013
Energy	281	106,133	0.08%	(82)	(35,317)	-0.03%	70,816	0.05%	April 2013 - December 2014
Interest rates	5,347	3,869,163	2.79%	(2,262)	(498,648)	-0.36%	3,370,515	2.43%	June 2013 - December 2017
Metals	382	(2,354,404)	-1.70%	(714)	2,746,381	1.98%	391,977	0.28%	April 2013 - December 2013
Stock indices	1,020	(299,156)	-0.22%	(276)	138,224	0.10%	(160,932)	-0.12%	April 2013 - September 2013

Total, net		$623,831	0.45%		$2,980,818	2.15%	$3,604,649	2.60%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	731	$(931,174)	-0.62%	(1,641)	$1,594,170	1.07%	$662,996	0.45%	January 2013 - December 2013
Currencies	1,703	(4,071)	0.00%	(486)	480,758	0.32%	476,687	0.32%	March 2013
Energy	154	133,950	0.09%	(880)	824,023	0.55%	957,973	0.64%	January 2013 - December 2014
Interest rates	5,417	1,241,021	0.83%	(3,174)	(187,087)	-0.13%	1,053,934	0.70%	March 2013 - December 2016
Metals	369	119,647	0.08%	(312)	(744,175)	-0.50%	(624,528)	-0.42%	January 2013 - May 2013
Stock indices	1,782	281,988	0.19%	(179)	(22,219)	-0.01%	259,769	0.18%	January 2013 - June 2013

Total, net		$841,361	0.57%		$1,945,470	1.30%	$2,786,831	1.87%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

3.  FAIR VALUE OF INVESTMENTS

Fair value of an investment is the amount that would be received to sell the investment in an orderly transaction between market participants at the measurement date (i.e. the exit price). All investments (including derivative financial instruments and derivative commodity instruments) are held for trading purposes.  The investments are recorded on trade date and open contracts are recorded at fair value (described below) at the measurement date. Investments denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date.  Profits or losses are realized when contracts are liquidated.  Unrealized profits or losses on open contracts are included in Equity in commodity trading account on the Statements of Financial Condition.  Any change in net unrealized profit or loss from the preceding period/year is reported in the respective Statements of Operations.

The fair value measurement guidance established by U.S. GAAP is a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value are classified and disclosed in one of the following categories:

Level I — Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I are publicly traded investments. As required by the fair market value measurement guidance in U.S. GAAP, the Fund does not adjust the quoted price for these investments even in situations where the Fund holds a large position and a sale could reasonably impact the quoted price.

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

The independent pricing sources obtain market quotations and actual transaction prices for investments that have quoted prices in active markets. Each source has its own proprietary method for determining the fair value of investments that are not actively traded. In general, these methods involve the use of “matrix pricing” in which the independent pricing source uses observable market inputs including, but not limited to, investment yields, credit risks and spreads, benchmarking of like investments, broker-dealer quotes, reported trades and sector groupings to determine a reasonable fair market value.

The Fund has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using quoted prices of investments with similar characteristics, pricing models or matrix pricing and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forward and certain futures contracts.

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of March 31, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$623,831	$3,010,475	$(2,386,644)	$—
Short	2,980,818	725,187	2,255,631	—
	$3,604,649	$3,735,662	$(131,013)	$—

Forwards
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

March 31, 2013	$3,604,649	$3,735,662	$(131,013)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$841,361	$788,009	$53,352	$—
Short	1,945,470	2,669,390	(723,920)	—
	$2,786,831	$3,457,399	$(670,568)	$—

Forwards
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

December 31, 2012	$2,786,831	$3,457,399	$(670,568)	$—

The Fund’s volume of trading forwards and futures as of the three month period and year ended March 31, 2013 and December 31, 2012, respectively, are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2013 or the year ended December 31, 2012.

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

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition.  The Fund maintains initial and variation margin deposits  and cash collateral with its futures and forward brokers, respectively, in amounts such broker determine, for open futures in the case of forwards, currency contracts.  At March 31, 2013, the initial and variation margin deposits and cash collateral are used to satisfy the margin requirements on open contracts and are presented on the Statement of Financial Condition as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector on derivative instruments for each of the three month periods ended March 31, 2013 and 2012:

	For the three months ended	For the three months ended
	March 31, 2013	March 31, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(937,874)	$(3,192,757)
Currencies	1,065,536	2,051,198
Energy	(2,228,386)	8,281,327
Interest rates	(2,702,560)	(3,710,658)
Metals	433,372	(917,129)
Stock indices	5,775,003	5,379,016

Total, net	$1,405,091	$7,890,997

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Transtrend, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Transtrend to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor, with the market risk controls being applied by Transtrend.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLIB, although MLAI may, nevertheless, engage unaffiliated services providers as clearing brokers or prime brokers for the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its clearing broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

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

5.   RELATED PARTY TRANSACTIONS

The Fund has a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Registrar and Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The agreement calls for a fee to be paid based on the collective net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% based on aggregate net assets. During the quarter ended March 31, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Registrar and Transfer Agent fees to each of the managed/sponsored funds on a monthly basis based on the Fund’s net assets. The Registrar and Transfer Agent fee, which was 0.02% of aggregate asset level, allocated to the Fund for the three month periods ended March 31, 2013 and 2012 amounted to $7,271 and $10,897, respectively, of which $5,028 and $5,324 was payable to the Registrar and Transfer Agent as of March 31, 2013 and December 31, 2012, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or all paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of as of  (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any calculation date will generally equal the value of the Fund’s account under the management of its trading advisor as of such date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund. MLAI is authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.1928	n/a	$1.2228	n/a	$1.2093
2013	$1.1068	$1.1304	$1.1540	$1.1061	$1.1249	$1.1372

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.1035	n/a	$1.1304	n/a	$1.1169
2013	$1.0142	$1.0354	$1.0566	$1.0123	$1.0291	$1.0399

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$0.9786	n/a	$1.0045	n/a	$0.9946
2013	$0.9212	$0.9415	$0.9617	$0.9224	$0.9386	$0.9495

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.1954	n/a	$1.2260	n/a	$1.2128
2013	$1.1135	$1.1375	$1.1614	$1.1134	$1.1325	$1.1451

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.4992	n/a	$1.5389	n/a	$1.5238
2013	$1.4113	$1.4423	$1.4733	$1.4131	$1.4380	$1.4547

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	$1.5974	n/a	$1.6411	n/a	$1.6263
2013	$1.5176	$1.5517	$1.5857	$1.5215	$1.5489	$1.5675

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2012	n/a	n/a	n/a	n/a	n/a	n/a
2013	$0.9151	$0.9353	$0.9553	$0.9163	$0.9324	$0.9432

Liquidity and Capital Resources

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption requests and the applicable Redemption Date.

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

For the three month period ended March 31, 2013, Fund capital decreased 6.83% from $149,052,432 to $138,865,139.  This decrease was attributable to the net profit from operations of $198,921 coupled with the redemption of 10,380,635 Redeemable Units resulting in an outflow of $14,317,651. The cash outflow was offset with cash inflow of $3,931,437 due to subscriptions of 3,419,728 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year.  MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2009.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) was signed into law on July 21, 2010. The Reform Act enacts financial regulatory reform, and may alter the way in which the Fund conducts certain trading activities. The Reform Act includes measures to broaden the scope of derivative instruments subject to regulation, including requiring clearing and exchange trading of certain derivatives, imposing new capital and margin reporting, registration and business conduct requirements for certain market participants and imposing position limits on certain over-the-counter derivatives. The Reform Act grants the U.S. Commodity Futures Trading Commission and the Securities and Exchange Commission substantial new authority and requires numerous rulemakings by these agencies. The ultimate impact of these derivatives regulations, and the time it will take to comply, remains uncertain. The final regulations may impose additional operational and compliance costs on the Fund.

Results of Operations

January 1, 2013 to March 31, 2013

January 1, 2013 to March 31, 2013

The Fund experienced a net trading profit of $1,405,091 before brokerage commissions and related fees in the first quarter of 2013. The Fund’s profits were primarily attributable to the stock indices, currencies, and metals sectors posting profits. The agriculture, interest rates and energy sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The market movement in the first few days of January broadly set the stage for the rest of the month. Equity markets were strong globally; positions anticipating this delivered the largest positive contribution to the monthly result. Profits were posted to the Fund in the middle of the quarter. Losses on the Trading Program’s long positions in markets that from the beginning of February reacted (such as those in China, Russia, the Netherlands and Mexico), were compensated by gains earned on rising stock markets (especially in Australia, Switzerland and the U.S.). Profits were posted to the Fund at the end of the quarter which was based on the strength in the United States. Although positions in Australia, Hong

Kong, South Africa, and Greece and in European banks resulted in some losses, on balance the Trading Program did not score significantly negative in any time zone.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Profits were earned in the carry trades with the high yielding currencies of New Zealand, Turkey, Romania, or Mexico on the long side and the low yielding currencies of Japan, Great Britain or the United States on the short side. Losing positions were those with the high yielding currency of South Africa on the long side and positions with the low yielding euro on the short side. This was taken advantage of with the Trading Program’s long positions versus the also low yielding currencies of Singapore, Hong Kong and Taiwan. Losses were posted to the Fund in the middle of the quarter. The carry trades resulted in losses posted to the Fund when anticipating a falling U.S. dollar relative to the high yielding currencies of India, Hungary, Poland, Romania and Colombia. Profits were posted to the Fund at the end of the quarter. The Trading Program was correctly positioned to profit from the falling euro and Japanese yen, and the strength of the currencies of Mexico, the U.S., Australia, Israel and Turkey.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter only to be reversed in the middle of the quarter. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s short positions in gold and silver. Profits were posted to the Fund at the end of the quarter.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter only to be reversed in the middle of the quarter. Profits were posted to the Fund in the middle of the quarter by the Trading Program effectively anticipating the continuing fall of the prices of wheat and beef. Profits were posted to the Fund at the end of the quarter as the Trading Program anticipated further falling prices of coffee, sugar, wheat and meat.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to the Trading Program’s long positions in European bond markets. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions in Korea and Japan, as well as on the shorter end of the yield curve in Great Britain. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in Korean and Japanese bonds. But most of the profits resulted from numerous, often hybrid, synthetic positions, of which a significant portion was “short euro” related.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter when anticipating falling prices of electricity, coal and carbon emissions delivered positive results.  Losses were posted to the Fund in the middle through the end of the quarter due to the oil markets.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three month period ended March 31, 2013 and 2012 the Fund’s average Month-end Net Asset Value was approximately $143,910,070 and $212,784,746, respectively.

March 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$259,919	0.18%	$272,042	$252,136
Currencies	28,612	0.02%	29,946	27,755
Energy	301,695	0.21%	315,767	292,661
Interest Rates	14,359,300	9.98%	15,029,039	13,929,319
Metals	1,669,927	1.16%	1,747,815	1,619,922
Stock Indices	685,609	0.48%	717,587	665,079

Total	$17,305,062	12.03%	$18,112,196	$16,786,872

March 31, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$4,595,229	2.16%	$4,978,827	$4,167,320
Currencies	2,819,916	1.33%	3,055,315	2,557,325
Energy	9,743,111	4.58%	10,556,440	8,835,830
Interest Rates	1,248,642	0.59%	1,352,876	1,132,369
Metals	1,862,714	0.88%	2,018,208	1,689,257
Stock Indices	3,011,349	1.42%	3,262,729	2,730,931

TOTAL	$23,280,961	10.96%	$25,224,395	$21,113,032

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

The following were the primary trading risk exposures of the Fund as of March 31, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen and Hungarian forint.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d)

of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

                        None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$32,273	28,317	$1.1397
1/16/2013	—	—	1.1068
2/01/2013	9,800	8,669	1.1304
2/16/2013	—	—	1.1540
3/01/2013	—	—	1.1061
3/16/2013	—	—	1.1249
4/01/2013	—	—	1.1372

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$135,000	142,405	$0.9480
1/16/2013	—	—	0.9212
2/01/2013	100,000	106,213	0.9415
2/16/2013	—	—	0.9617
3/01/2013	—	—	0.9224
3/16/2013	—	—	0.9386
4/01/2013	—	—	0.9495

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.4524
1/16/2013	1,374,794	974,133	1.4113
2/01/2013	—	—	1.4423
2/16/2013	—	—	1.4733
3/01/2013	184,135	130,306	1.4131
3/16/2013	—	—	1.4380
4/01/2013	—	—	1.4547

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$450,000	477,808	$0.9418
1/16/2013	—	—	0.9151
2/01/2013	—	—	0.9353
2/16/2013	—	—	0.9553
3/01/2013	130,000	141,875	0.9163
3/16/2013	—	—	0.9324
4/01/2013	300,000	318,066	0.9432

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$60,000	57,427	$1.0448
1/16/2013	424,000	418,063	1.0142
2/01/2013	451,472	436,036	1.0354
2/16/2013	25,000	23,661	1.0566
3/01/2013	95,000	93,846	1.0123
3/16/2013	195,000	189,486	1.0291
4/01/2013	262,000	251,947	1.0399

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$25,000	21,805	$1.1465
1/16/2013	—	—	1.1135
2/01/2013	10,000	8,791	1.1375
2/16/2013	—	—	1.1614
3/01/2013	50,000	44,907	1.1134
3/16/2013	—	—	1.1325
4/01/2013	—	—	1.1451

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.5612
1/16/2013	—	—	1.5176
2/01/2013	179,963	115,978	1.5517
2/16/2013	—	—	1.5857
3/01/2013	—	—	1.5215
3/16/2013	—	—	1.5489
4/01/2013	—	—	1.5675

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%.  Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%.  The rate assessed to a given subscription is based upon the subscription amount.  Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DT Units, Class DS Units and Class M Units are not subject to any sales commissions.

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

Item 6.       Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02 Are filed herewith.

32.01 and

32.02 Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101 Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three  month period ended March 31, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)         These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC
.

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2013	By:	/s/ DEANN MORGAN
Deann Morgan
Chief Executive Officer and President (Principal Executive Officer)

Date May 15, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)