Form 10-Q
period 2013-06-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2013-08-14
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, 96,183,660 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $8,260,368 for 2013 and $23,426,907 for 2012)	$122,457,369	$150,062,262
Net unrealized profit on open futures contracts	2,632,070	3,460,072
Cash	399,643	528,396
Other assets	33	120

TOTAL ASSETS	$125,489,115	$154,050,850

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$236,900	$283,361
Redemptions payable	2,368,981	3,841,372
Net unrealized loss on open futures contracts	474,810	673,241
Other liabilities	216,739	200,444

Total liabilities	3,297,430	4,998,418

MEMBERS’ CAPITAL:
Members’ Interest (96,183,660 Units and 111,802,279 Units outstanding; unlimited Units authorized)	122,191,685	149,052,432
Total members’ capital	122,191,685	149,052,432

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$125,489,115	$154,050,850

NET ASSET VALUE PER UNIT:

Class A	$1.0939	$1.1397
Class C	$0.9978	$1.0448
Class D	$0.9168	$0.9480
Class I	$1.1026	$1.1465
Class DS	$1.4045	$1.4524
Class DT	$1.5173	$1.5612
Class M	$0.9107	$0.9418

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$(1,982,610)	$12,102,365	$(1,395,337)	$24,696,514
Change in unrealized, net	(1,447,389)	(3,706,370)	(629,571)	(8,409,522)
Brokerage commissions	(208,674)	(301,560)	(458,606)	(586,649)

Total trading profit (loss), net	(3,638,673)	8,094,435	(2,483,514)	15,700,343

INVESTMENT INCOME (EXPENSE):
Interest, net	(2,610)	(1,018)	(1,654)	4,899

EXPENSES:
Management fee	613,928	934,850	1,283,293	1,951,490
Sponsor fee	139,337	160,140	283,214	322,931
Performance fee	—	147,843	—	147,843
Other	134,418	165,529	278,370	319,571
Total expenses	887,683	1,408,362	1,844,877	2,741,835

NET INVESTMENT INCOME (LOSS)	(890,293)	(1,409,380)	(1,846,531)	(2,736,936)

NET INCOME (LOSS)	$(4,528,966)	$6,685,055	$(4,330,045)	$12,963,407

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	8,736,214	9,508,580	9,007,493	9,462,558
Class C	15,186,205	15,108,263	15,358,465	15,860,724
Class D	7,086,623	3,493,280	7,068,921	3,026,701
Class I	1,450,215	1,526,910	1,437,653	1,342,619
Class DS	51,583,831	84,955,845	54,776,537	92,465,796
Class DT	13,664,132	18,632,929	14,384,518	19,847,426
Class M	3,831,377	—	4,021,948	—

Net income (loss) per weighted average Unit
Class A	$(0.0426)	$0.0285	$(0.0455)	$0.0572
Class C	$(0.0411)	$0.0253	$(0.0457)	$0.0503
Class D	$(0.0327)	$0.0273	$(0.0312)	$0.0454
Class I	$(0.0488)	$0.0303	$(0.0500)	$0.0572
Class DS	$(0.0481)	$0.0558	$(0.0413)	$0.0995
Class DT	$(0.0470)	$0.0616	$(0.0391)	$0.1113
Class M*	$(0.0284)	$—	$(0.0246)	$—

*Units issued on October 1, 2012

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital June 30, 2013
Class A	8,926,646	921,255	(503,547)	9,344,354	9,473,298	70,834	(938,602)	8,605,530
Class C	17,017,841	453,816	(2,788,060)	14,683,597	15,352,391	2,359,624	(2,993,174)	14,718,841
Class D	2,062,362	1,493,280	(62,362)	3,493,280	6,838,004	248,618	—	7,086,622
Class I	952,853	596,465	(37,814)	1,511,504	1,390,934	311,628	(450,486)	1,252,076
Class DS	104,405,795	—	(30,459,128)	73,946,667	59,889,179	1,649,241	(13,266,013)	48,272,407
Class DT	21,641,717	—	(4,398,436)	17,243,281	15,166,653	115,978	(2,725,781)	12,556,850
Class M*	—	—	—	—	3,691,820	1,056,293	(1,056,779)	3,691,334

Total Members’ Units	155,007,214	3,464,816	(38,249,347)	120,222,683	111,802,279	5,812,216	(21,430,835)	96,183,660

*Units issued on October 1, 2012

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2013
Class A	$10,534,052	$1,107,930	$(617,488)	$541,729	$11,566,223	$10,797,104	$81,073	$(1,054,138)	$(410,166)	$9,413,873
Class C	18,595,146	511,278	(3,159,364)	798,064	16,745,124	16,040,651	2,440,348	(3,092,460)	(701,601)	14,686,938
Class D	1,994,275	1,500,000	(62,025)	137,516	3,569,766	6,482,616	235,000	—	(220,770)	6,496,846
Class I	1,126,558	721,860	(46,985)	76,775	1,878,208	1,594,694	359,000	(501,263)	(71,881)	1,380,550
Class DS	154,664,583	—	(48,098,419)	9,199,587	115,765,751	86,982,563	2,359,243	(19,279,057)	(2,263,463)	67,799,286
Class DT	34,131,695	—	(7,463,406)	2,209,736	28,878,025	23,677,970	179,963	(4,242,444)	(563,051)	19,052,438
Class M*	—	—	—	—	—	3,476,834	994,000	(1,009,967)	(99,113)	3,361,754

Total Members’ Capital	$221,046,309	$3,841,068	$(59,447,687)	$12,963,407	$178,403,097	$149,052,432	$6,648,627	$(29,179,329)	$(4,330,045)	$122,191,685

*Units issued on October 1, 2012

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1372	$1.0399	$0.9495	$1.1451	$1.4547	$1.5675	$0.9432

Net realized and net change in unrealized trading profit (loss)	(0.0305)	(0.0278)	(0.0256)	(0.0308)	(0.0392)	(0.0423)	(0.0254)
Brokerage commissions	(0.0018)	(0.0016)	(0.0015)	(0.0018)	(0.0023)	(0.0024)	(0.0015)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0110)	(0.0127)	(0.0056)	(0.0099)	(0.0087)	(0.0055)	(0.0056)

Net asset value, end of period	$1.0939	$0.9978	$0.9168	$1.1026	$1.4045	$1.5173	$0.9107

Total Return: (a)

Total return before Performance fees	-3.81%	-4.05%	-3.45%	-3.71%	-3.45%	-3.21%	-3.45%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.81%	-4.05%	-3.45%	-3.71%	-3.45%	-3.21%	-3.45%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.97%	1.22%	0.60%	0.87%	0.60%	0.35%	0.60%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.97%	1.22%	0.60%	0.87%	0.60%	0.35%	0.60%

Net investment income (loss)	-0.98%	-1.23%	-0.60%	-0.88%	-0.60%	-0.35%	-0.60%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average member capital have been annualized.  The performance fee ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1397	$1.0448	$0.9480	$1.1465	$1.4524	$1.5612	$0.9418

Net realized and net change in unrealized trading profit (loss)	(0.0201)	(0.0183)	(0.0168)	(0.0203)	(0.0258)	(0.0279)	(0.0167)
Brokerage commissions	(0.0037)	(0.0034)	(0.0031)	(0.0037)	(0.0047)	(0.0051)	(0.0031)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0220)	(0.0253)	(0.0113)	(0.0199)	(0.0174)	(0.0109)	(0.0113)

Net asset value, end of period	$1.0939	$0.9978	$0.9168	$1.1026	$1.4045	$1.5173	$0.9107

Total Return: (a)

Total return before Performance fees	-4.02%	-4.50%	-3.30%	-3.83%	-3.30%	-2.81%	-3.30%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-4.02%	-4.50%	-3.30%	-3.83%	-3.30%	-2.81%	-3.30%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	1.95%	2.45%	1.20%	1.75%	1.20%	0.70%	1.20%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.95%	2.45%	1.20%	1.75%	1.20%	0.70%	1.20%

Net investment income (loss)	-1.95%	-2.45%	-1.20%	-1.75%	-1.20%	-0.70%	-1.20%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average member capital have been annualized. The performance fee ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2093	$1.1169	$0.9946	$1.2128	$1.5238	$1.6263

Net realized and net change in unrealized trading profit (loss)	0.0425	0.0393	0.0349	0.0426	0.0534	0.0570
Brokerage commissions	(0.0019)	(0.0018)	(0.0016)	(0.0019)	(0.0024)	(0.0026)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0121)	(0.0140)	(0.0060)	(0.0109)	(0.0093)	(0.0060)

Net asset value, end of period	$1.2378	$1.1404	$1.0219	$1.2426	$1.5655	$1.6747

Total Return: (a)

Total return before Performance fees	2.41%	2.15%	2.79%	2.51%	2.79%	3.01%
Performance fees	-0.07%	-0.07%	-0.07%	-0.07%	-0.07%	-0.10%
Total return after Performance fees	2.34%	2.08%	2.72%	2.44%	2.72%	2.91%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.96%	1.22%	0.59%	0.86%	0.59%	0.33%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.03%
Expenses (including Performance fees)	0.96%	1.22%	0.59%	0.86%	0.59%	0.36%

Net investment income (loss)	-0.97%	-1.22%	-0.59%	-0.87%	-0.59%	-0.36%

(a) The total return calculations are based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average member capital have been annualized. The performance fee ratios are not annualized.

(c) Interest income, net is less than $0.0001 per Unit

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1801	$1.0927	$0.9670	$1.1823	$1.4814	$1.5771

Net Realized and net change in unrealized trading profit (loss)	0.0847	0.0783	0.0695	0.0849	0.1064	0.1134
Brokerage commissions	(0.0035)	(0.0032)	(0.0029)	(0.0035)	(0.0044)	(0.0047)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0235)	(0.0274)	(0.0117)	(0.0211)	(0.0179)	(0.0111)

Net asset value, end of period	$1.2378	$1.1404	$1.0219	$1.2426	$1.5655	$1.6747

Total Return: (a)

Total return before Performance fees	4.94%	4.42%	5.73%	5.15%	5.73%	6.22%
Performance fees	-0.07%	-0.07%	-0.07%	-0.07%	-0.07%	-0.10%
Total return after Performance fees	4.87%	4.35%	5.66%	5.08%	5.66%	6.12%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	1.92%	2.42%	1.16%	1.71%	1.16%	0.66%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.03%
Expenses (including Performance fees)	1.92%	2.42%	1.16%	1.71%	1.16%	0.69%

Net investment income (loss)	-1.92%	-2.42%	-1.16%	-1.72%	-1.16%	-0.68%

(a) The total return calculations are based on compounded monthly returns and are calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The ratios to average member capital have been annualized.The performance fee ratios are not annualized.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2013 and December 31, 2012 and the results of its operations for the three and six month periods ended June 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	610	$(645,971)	-0.53%	(1,441)	$1,096,019	0.90%	$450,048	0.37%	July 2013 - June 2014
Currencies	341	(223,358)	-0.18%	(175)	148,678	0.12%	(74,680)	-0.06%	July 2013 - September 2013
Energy	215	(450,002)	-0.37%	(178)	376,367	0.31%	(73,635)	-0.06%	July 2013 - December 2014
Interest rates	786	(298,997)	-0.24%	(1,426)	1,020,017	0.83%	721,020	0.59%	September 2013 - June 2016
Metals	310	(1,018,056)	-0.83%	(616)	2,459,959	2.01%	1,441,903	1.18%	July 2013 - November 2013
Stock indices	372	(233,536)	-0.19%	(329)	(73,860)	-0.06%	(307,396)	-0.25%	July 2013 - November 2013

Total, net		$(2,869,920)	-2.34%		$5,027,180	4.11%	$2,157,260	1.77%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	731	$(931,174)	-0.62%	(1,641)	$1,594,170	1.07%	$662,996	0.45%	January 2013 - December 2013
Currencies	1,703	(4,071)	0.00%	(486)	480,758	0.32%	476,687	0.32%	March 2013
Energy	154	133,950	0.09%	(880)	824,023	0.55%	957,973	0.64%	January 2013 - December 2014
Interest rates	5,417	1,241,021	0.83%	(3,174)	(187,087)	-0.13%	1,053,934	0.70%	March 2013 - December 2016
Metals	369	119,647	0.08%	(312)	(744,175)	-0.50%	(624,528)	-0.42%	January 2013 - May 2013
Stock indices	1,782	281,988	0.19%	(179)	(22,219)	-0.01%	259,769	0.18%	January 2013 - June 2013

Total, net		$841,361	0.57%		$1,945,470	1.30%	$2,786,831	1.87%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of June 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(2,869,920)	$(1,851,864)	$(1,018,056)	$—
Short	5,027,180	2,789,469	2,237,711	—
	$2,157,260	$937,605	$1,219,655	$—

Forwards
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

June 30, 2013	$2,157,260	$937,605	$1,219,655	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$841,361	$788,009	$53,352	$—
Short	1,945,470	2,669,390	(723,920)	—
	$2,786,831	$3,457,399	$(670,568)	$—

Forwards
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

December 31, 2012	$2,786,831	$3,457,399	$(670,568)	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or six month periods ended June 30, 2013 or the year ended December 31, 2012.

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

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At June 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector on derivative instruments for each of the three and six month periods ended June 30, 2013 and 2012:

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$551,140	$(386,734)
Currencies	(4,483,359)	(3,417,824)
Energy	(3,912,342)	(6,140,728)
Interest rates	(1,821,244)	(4,523,805)
Metals	4,122,246	4,555,619
Stock indices	2,113,560	7,888,564

Total, net	$(3,429,999)	$(2,024,908)

	For the three months ended	For the six months ended
	June 30, 2012	June 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$134,048	$(3,058,709)
Currencies	(2,442,772)	(391,574)
Energy	(3,943,427)	4,337,900
Interest rates	17,535,655	13,824,997
Metals	1,175,511	258,382
Stock indices	(4,063,020)	1,315,996

Total, net	$8,395,995	$16,286,992

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of Transtrend, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Transtrend to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by Transtrend.

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

The credit risk associated with these instruments from counterparty nonperformance is the Net unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLIB, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker.  Pursuant to the brokerage arrangement with MLPF&S (which includes a netting arrangement), MLPF&S has the right to net receivables and payables.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter into agreements that obligate the Fund to indemnify certain parties, including BAC affiliates, for breach of certain representations and warranties made by the Fund. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services is based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed/sponsored funds including the Fund on a monthly basis based on each Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2013, and 2012 amounted to $6,700 and $10,044, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2013 and 2012 amounted to $13,971 and $20,940, respectively, of which $4,578 and $5,324 was payable to the Transfer Agent as of June 30, 2013 and December 31, 2012, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or all paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In June 2013, the Financial Accounting Standards Board (“FASB”) issued an update relating to the criteria used in defining an investment company under US GAAP. It also sets forth certain measurement and disclosure requirements. Under the new standard the typical characteristics of an investment company will be: (i) it has more than one investment and more than one investor, (ii) it has investors that are not related parties of the entity or the investment manager, (iii) it has ownership interests in the form of equity or partnership interests, and (iv) it manages substantially all of its investments on a fair value basis. The standard also reaffirms that a noncontrolling interest in another investment company should be measured at fair value instead of the equity method. It also includes additional disclosure requirements for an entity to disclose the fact that it is an investment company, and to provide information about changes, if any, in its status as an investment company. Finally, an entity will also need to include disclosures around financial support that has been provided or is contractually required to be provided to any of its investees. The requirements of the standard are effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013, with early application prohibited. The Sponsor is currently evaluating the standard and does not believe it will have a material impact to the Fund’s financial statements.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of (i) the 15th calendar day of each month, (ii) the last calendar day of each month and (iii) any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund. MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.1928	n/a	$1.2228	n/a	$1.2093	n/a	$1.2132	n/a	$1.3267	n/a	$1.2378
2013	$1.1068	$1.1304	$1.1540	$1.1061	$1.1249	$1.1372	$1.1522	$1.1807	$1.1463	$1.1056	$1.0849	$1.0939

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.1035	n/a	$1.1304	n/a	$1.1169	n/a	$1.1196	n/a	$1.2234	n/a	$1.1404
2013	$1.0142	$1.0354	$1.0566	$1.0123	$1.0291	$1.0399	$1.0532	$1.0787	$1.0469	$1.0094	$0.9900	$0.9978

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$0.9786	n/a	$1.0045	n/a	$0.9946	n/a	$0.9991	n/a	$1.0940	n/a	$1.0219
2013	$0.9212	$0.9415	$0.9617	$0.9224	$0.9386	$0.9495	$0.9626	$0.9870	$0.9588	$0.9254	$0.9087	$0.9168

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.1954	n/a	$1.2260	n/a	$1.2128	n/a	$1.2171	n/a	$1.3315	n/a	$1.2426
2013	$1.1135	$1.1375	$1.1614	$1.1134	$1.1325	$1.1451	$1.1604	$1.1893	$1.1548	$1.1141	$1.0934	$1.1026

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.4992	n/a	$1.5389	n/a	$1.5238	n/a	$1.5306	n/a	$1.6759	n/a	$1.5655
2013	$1.4113	$1.4423	$1.4733	$1.4131	$1.4380	$1.4547	$1.4748	$1.5121	$1.4690	$1.4178	$1.3921	$1.4045

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	$1.5974	n/a	$1.6411	n/a	$1.6263	n/a	$1.6350	n/a	$1.7913	n/a	$1.6747
2013	$1.5176	$1.5517	$1.5857	$1.5215	$1.5489	$1.5675	$1.5899	$1.6308	$1.5849	$1.5304	$1.5033	$1.5173

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2013	$0.9151	$0.9353	$0.9553	$0.9163	$0.9324	$0.9432	$0.9563	$0.9805	$0.9525	$0.9193	$0.9027	$0.9107

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

Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing eight business days notice prior to the 1st and 16th of the month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

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

For the six month periods ended June 30, 2013, Fund capital decreased 18.02% from $149,052,432 to $122,191,685.  This decrease was attributable to the net loss from operations of $4,330,045 coupled with the redemption of 21,430,835 Redeemable Units resulting in an outflow of $29,179,329. The cash outflow was offset with cash inflow of $6,648,627 due to subscriptions of 5,812,216 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

January 1, 2013 to June 30, 2013

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

April 1, 2013 to June 30, 2013

The Fund experienced a net trading loss of $3,429,999 before brokerage commissions and related fees in the second quarter of 2013. The Fund’s profits were primarily attributable to the metals, stock indices, and agriculture sectors posting profits. The interest rates, energy and currency sectors posted losses.

The metals sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. Disappointing economic growth in China contributed to a major drop in metal prices benefitting the Trading Program. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s short positions. Profits were posted to the Fund at the end of the quarter due to the downward trends in metals.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter resulting from stock markets driven by the low interest rate policy in the U.S. and Western Europe. Profits were posted to the Fund in the middle of the quarter. The largest gains (on the long side) in the stock markets came mainly from the United States and continental Europe. During the continued development of the Trading Program’s long equity positions, the Trading Program increasingly moved to emerging economies, resulting in profits in Malaysia and South Africa. Losses were posted to the Fund at the end of the quarter. Many stock markets in June reacted negatively to the approaching end of the quantitative easing program, and this was felt by the Trading Program especially on long positions in Western Europe. The Trading Program’s long positions in South Africa received relatively the biggest blow. Profits on the Trading Program’s short positions in other emerging economies (Brazil, China, Russia, Turkey), as well as positions anticipating increasing volatility in the U.S., were not sufficient to compensate for these losses.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. The after-effects of a crop report from the end of March resulted in losses at the beginning of the month. Profits were posted to the Fund in the middle of the quarter. The sugar market experienced acceleration in its prevailing downward trend in May in which the Trading Program benefited from this development. The Trading Program benefitted from  the rising price of soybeans due to the cold spring in the United States and delayed seeding of this crop.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter. The upward trends of bonds in countries with a low interest rate policy resulted in profits to the Fund. Losses were posted to the Fund in the middle of the quarter, resulting from the Trading Program’s long positions in the United States and continental Europe. Profits were posted to the Fund at the end of the quarter from the Trading Program’s short positions, especially in the U.S., Canada, England, Germany and South Korea.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Losses were posted to the Fund in the middle of the quarter resulting from the Trading Program’s long positions in both oil and gas. Losses were posted to the Fund at the end of the quarter due to oil markets.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The Trading Program lost in the risk concentration around “short euro” (not only directly though currency positions). These losses were partially, but not enough to offset the losses, compensated by gains on “long carry” positions, in particular those with a long position in the high yielding currencies of Mexico, New Zealand, China, India and Romania. Losses were posted to the Fund in the middle of the quarter. Significant movements in the currency markets were accelerating declines in the currencies of many emerging economies, such as those of Brazil, Chile, South Africa, Turkey and India; although the Chinese currency remained strong. The Trading Program suffered from its initially fairly large “long carry” and “short euro” positions. The Trading Program’s positions anticipating a further strengthening of currencies of resource-rich countries, such as Canada, Mexico, Russia, Australia and New Zealand, also suffered.  Although most of these positions were phased out over the course of May, losses prevailed. Eventually, the biggest risk concentration in the currency markets became “long U.S. dollar”, both versus Europe and versus emerging countries. Losses were posted to the Fund at the end of the quarter. The

“long carry” positions were largely phased out in May, so further losses on these positions remained limited in June. Greater were the losses due to a wide zigzag of the U.S. dollar versus the Western European currencies (euro, British pound, Swiss franc): from a stronger dollar to a weaker dollar and back to a stronger dollar again, the Trading Program that started at the beginning of June with a long dollar position was not unaffected. The weakness of the currencies of emerging economies (e.g. Brazil, Turkey, Russia, India and Thailand) and positions profiting from the falling exchange rates of the currencies of Australia and New Zealand was not enough to offset the losses in the other currency markets.

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

(The Fund has no applicable off-balance sheet arrangements or tabular disclosure of contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2013 and 2012 the Fund’s average Month-end Net Asset Value was approximately $137,882,182 and $203,938,169, respectively.

June 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$804,153	0.58%	$1,925,898	$252,136
Currencies	103,965	0.08%	256,119	27,755
Energy	341,409	0.25%	544,357	235,840
Interest Rates	10,674,894	7.74%	15,029,039	4,325,727
Metals	2,220,038	1.61%	3,956,597	1,619,922
Stock Indices	536,023	0.39%	717,587	239,128

Total	$14,680,482	10.65%	$22,429,597	$6,700,508

June 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$4,669,306	2.29%	$4,978,827	$4,167,320
Currencies	2,386,178	1.17%	3,055,315	1,889,497
Energy	10,835,478	5.31%	12,191,238	8,835,830
Interest Rates	1,595,436	0.78%	1,985,118	1,132,369
Metals	2,182,001	1.07%	2,556,523	1,689,257
Stock Indices	1,948,295	0.96%	3,262,729	856,702

TOTAL	$23,616,694	11.58%	$28,029,750	$18,570,975

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S.

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and Transtrend for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of June 30, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen and Hungarian forint.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on March 27, 2013.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)                                 Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$32,273	28,317	$1.1397
1/16/2013	—	—	1.1068
2/01/2013	9,800	8,669	1.1304
2/16/2013	—	—	1.1540
3/01/2013	—	—	1.1061
3/16/2013	—	—	1.1249
4/01/2013	—	—	1.1372
4/16/2013	39,000	33,848	1.1522
5/01/2013	—	—	1.1807
5/16/2013	—	—	1.1463
6/01/2013	—	—	1.1056
6/16/2013	—	—	1.0849
7/01/2013	—	—	1.0939

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$60,000	57,427	$1.0448
1/16/2013	424,000	418,064	1.0142
2/01/2013	451,472	436,036	1.0354
2/16/2013	25,000	23,661	1.0566
3/01/2013	95,000	93,846	1.0123
3/16/2013	195,000	189,486	1.0291
4/01/2013	262,000	251,947	1.0399
4/16/2013	340,000	322,826	1.0532
5/01/2013	230,000	213,220	1.0787
5/16/2013	54,014	51,594	1.0469
6/01/2013	278,862	276,265	1.0094
6/16/2013	25,000	25,252	0.9900
7/01/2013	103,501	103,729	0.9978

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$135,000	142,405	$0.9480
1/16/2013	—	—	0.9212
2/01/2013	100,000	106,213	0.9415
2/16/2013	—	—	0.9617
3/01/2013	—	—	0.9224
3/16/2013	—	—	0.9386
4/01/2013	—	—	0.9495
4/16/2013	—	—	0.9626
5/01/2013	—	—	0.9870
5/16/2013	—	—	0.9588
6/01/2013	—	—	0.9254
6/16/2013	—	—	0.9087
7/01/2013	—	—	0.9168

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$25,000	21,805	$1.1465
1/16/2013	—	—	1.1135
2/01/2013	10,000	8,791	1.1375
2/16/2013	—	—	1.1614
3/01/2013	50,000	44,907	1.1134
3/16/2013	—	—	1.1325
4/01/2013	—	—	1.1451
4/16/2013	274,000	236,125	1.1604
5/01/2013	—	—	1.1893
5/16/2013	—	—	1.1548
6/01/2013	—	—	1.1141
6/16/2013	—	—	1.0934
7/01/2013	—	—	1.1026

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.4524
1/16/2013	1,374,794	974,133	1.4113
2/01/2013	—	—	1.4423
2/16/2013	—	—	1.4733
3/01/2013	184,135	130,306	1.4131
3/16/2013	—	—	1.4380
4/01/2013	—	—	1.4547
4/16/2013	—	—	1.4748
5/01/2013	—	—	1.5121
5/16/2013	800,314	544,802	1.4690
6/01/2013	—	—	1.4178
6/16/2013	—	—	1.3921
7/01/2013	—	—	1.4045

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.5612
1/16/2013	—	—	1.5176
2/01/2013	179,963	115,978	1.5517
2/16/2013	—	—	1.5857
3/01/2013	—	—	1.5215
3/16/2013	—	—	1.5489
4/01/2013	—	—	1.5675
4/16/2013	—	—	1.5899
5/01/2013	—	—	1.6308
5/16/2013	—	—	1.5849
6/01/2013	—	—	1.5304
6/16/2013	—	—	1.5033
7/01/2013	—	—	1.5173

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$450,000	477,808	$0.9418
1/16/2013	—	—	0.9151
2/01/2013	—	—	0.9353
2/16/2013	—	—	0.9553
3/01/2013	130,000	141,875	0.9163
3/16/2013	—	—	0.9324
4/01/2013	300,000	318,066	0.9432
4/16/2013	65,000	67,970	0.9563
5/01/2013	29,000	29,577	0.9805
5/16/2013	20,000	20,997	0.9525
6/01/2013	—	—	0.9193
6/16/2013	—	—	0.9027
7/01/2013	27,000	29,648	0.9107

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

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)