Form 10-Q
period 2013-09-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2013-11-14
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, 86,912,281 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2013 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2013	2012
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $17,810,892 for 2013 and $23,426,907 for 2012)	$107,746,609	$150,062,262
Net unrealized profit on open futures contracts	967,110	3,460,072
Cash	518,604	528,396
Other assets	462	120

TOTAL ASSETS	$109,232,785	$154,050,850

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$210,067	$283,361
Redemptions payable	1,563,353	3,841,372
Net unrealized loss on open futures contracts	1,354,854	673,241
Other liabilities	251,664	200,444

Total liabilities	3,379,938	4,998,418

MEMBERS’ CAPITAL:
Members’ Interest (86,912,281 Units and 111,802,279 Units outstanding; unlimited Units authorized)	105,852,847	149,052,432
Total members’ capital	105,852,847	149,052,432

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$109,232,785	$154,050,850

NET ASSET VALUE PER UNIT:

Class A	$1.0513	$1.1397
Class C	$0.9565	$1.0448
Class D	$0.8843	$0.9480
Class I	$1.0607	$1.1465
Class DS	$1.3548	$1.4524
Class DT	$1.4673	$1.5612
Class M	$0.8785	$0.9418

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
TRADING PROFIT (LOSS):

Realized, net	$(434,183)	$(1,103,960)	$(1,829,520)	$23,592,554
Change in unrealized, net	(2,545,004)	133,703	(3,174,575)	(8,275,819)
Brokerage commissions	(175,519)	(250,490)	(634,125)	(837,139)

Total trading profit (loss), net	(3,154,706)	(1,220,747)	(5,638,220)	14,479,596

INVESTMENT INCOME (EXPENSE):
Interest, net	(387)	3,545	(2,041)	8,444

EXPENSES:
Management fee	534,171	827,349	1,817,464	2,778,839
Sponsor fee	125,969	159,141	409,183	482,072
Performance fee	—	10,862	—	158,705
Other	130,868	161,396	409,238	480,967
Total expenses	791,008	1,158,748	2,635,885	3,900,583

NET INVESTMENT INCOME (LOSS)	(791,395)	(1,155,203)	(2,637,926)	(3,892,139)

NET INCOME (LOSS)	$(3,946,101)	$(2,375,950)	$(8,276,146)	$10,587,457

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	8,540,275	9,630,585	8,851,754	9,518,567
Class C	14,102,273	14,878,718	14,939,734	15,533,389
Class D	7,086,623	4,573,030	7,074,821	3,542,144
Class I	1,233,725	1,452,307	1,369,677	1,379,181
Class DS	45,072,387	71,390,427	51,541,820	85,440,673
Class DT	12,132,303	16,805,537	13,633,780	18,833,463
Class M*	3,720,982	—	3,921,626	—

Net income (loss) per weighted average Unit
Class A	$(0.0436)	$(0.0247)	$(0.0884)	$0.0319
Class C	$(0.0389)	$(0.0247)	$(0.0837)	$0.0277
Class D	$(0.0324)	$(0.0464)	$(0.0637)	$(0.0211)
Class I	$(0.0417)	$(0.0123)	$(0.0900)	$0.0427
Class DS	$(0.0450)	$(0.0177)	$(0.0833)	$0.0929
Class DT	$(0.0489)	$(0.0166)	$(0.0849)	$0.1025
Class M*	$(0.0322)	$—	$(0.0558)	$—

*Units issued on October 1, 2012

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited) (in Units)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital September 30, 2013
Class A	8,926,646	1,404,362	(645,945)	9,685,063	9,473,298	891,951	(2,307,087)	8,058,162
Class C	17,017,841	1,059,617	(3,231,742)	14,845,716	15,352,391	2,714,545	(4,833,794)	13,233,142
Class D	2,062,362	4,732,530	(62,362)	6,732,530	6,838,004	248,618	—	7,086,622
Class I	952,853	638,366	(322,505)	1,268,714	1,390,934	311,628	(483,608)	1,218,954
Class DS	104,405,795	—	(36,604,022)	67,801,773	59,889,179	1,649,241	(19,355,717)	42,182,703
Class DT	21,641,717	12,221	(5,347,241)	16,306,697	15,166,653	115,978	(3,870,915)	11,411,716
Class M*	—	—	—	—	3,691,820	1,085,941	(1,056,779)	3,720,982

Total Members’ Units	155,007,214	7,847,096	(46,213,817)	116,640,493	111,802,279	7,017,902	(31,907,900)	86,912,281

*Units issued on October 1, 2012

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(unaudited)

	Members’ Capital December 31, 2011	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2012	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2013
Class A	$10,534,052	$1,721,330	$(793,284)	$303,429	$11,765,527	$10,797,104	$985,698	$(2,529,256)	$(782,143)	$8,471,403
Class C	18,595,146	1,228,502	(3,680,305)	430,986	16,574,329	16,040,651	2,790,161	(4,922,046)	(1,250,799)	12,657,967
Class D	1,994,275	4,920,000	(62,025)	(74,708)	6,777,542	6,482,616	235,000	—	(450,591)	6,267,025
Class I	1,126,558	775,139	(411,816)	58,943	1,548,824	1,594,694	359,000	(537,488)	(123,283)	1,292,923
Class DS	154,664,583	—	(58,035,503)	7,938,883	104,567,963	86,982,563	2,359,243	(27,897,958)	(4,293,482)	57,150,366
Class DT	34,131,695	20,467	(9,116,667)	1,929,924	26,965,419	23,677,970	179,963	(5,956,789)	(1,156,861)	16,744,283
Class M*	—	—	—	—	—	3,476,834	1,021,000	(1,009,967)	(218,987)	3,268,880

Total Members’ Capital	$221,046,309	$8,665,438	$(72,099,600)	$10,587,457	$168,199,604	$149,052,432	$7,930,065	$(42,853,504)	$(8,276,146)	$105,852,847

*Units issued on October 1, 2012

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0939	$0.9978	$0.9168	$1.1026	$1.4045	$1.5173	$0.9107

Net realized and net change in unrealized trading profit (loss)	(0.0302)	(0.0275)	(0.0254)	(0.0305)	(0.0390)	(0.0422)	(0.0253)
Brokerage commissions	(0.0017)	(0.0015)	(0.0014)	(0.0017)	(0.0021)	(0.0023)	(0.0014)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0107)	(0.0123)	(0.0057)	(0.0097)	(0.0086)	(0.0055)	(0.0055)

Net asset value, end of period	$1.0513	$0.9565	$0.8843	$1.0607	$1.3548	$1.4673	$0.8785

Total Return: (a)

Total return before Performance fees	-3.90%	-4.14%	-3.54%	-3.80%	-3.54%	-3.30%	-3.54%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.90%	-4.14%	-3.54%	-3.80%	-3.54%	-3.30%	-3.54%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.99%	1.24%	0.61%	0.89%	0.61%	0.36%	0.61%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.99%	1.24%	0.61%	0.89%	0.61%	0.36%	0.61%

Net investment income (loss)	-0.99%	-1.24%	-0.61%	-0.89%	-0.61%	-0.36%	-0.61%

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1397	$1.0448	$0.9480	$1.1465	$1.4524	$1.5612	$0.9418

Net realized and net change in unrealized trading profit (loss)	(0.0503)	(0.0458)	(0.0423)	(0.0508)	(0.0648)	(0.0701)	(0.0420)
Brokerage commissions	(0.0054)	(0.0049)	(0.0045)	(0.0054)	(0.0069)	(0.0074)	(0.0044)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0327)	(0.0376)	(0.0169)	(0.0296)	(0.0259)	(0.0164)	(0.0169)

Net asset value, end of period	$1.0513	$0.9565	$0.8843	$1.0607	$1.3548	$1.4673	$0.8785

Total Return: (a)

Total return before Performance fees	-7.76%	-8.45%	-6.72%	-7.48%	-6.72%	-6.01%	-6.72%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.76%	-8.45%	-6.72%	-7.48%	-6.72%	-6.01%	-6.72%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	2.94%	3.69%	1.81%	2.64%	1.81%	1.06%	1.81%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.94%	3.69%	1.81%	2.64%	1.81%	1.06%	1.81%

Net investment income (loss)	-2.94%	-3.69%	-1.81%	-2.64%	-1.81%	-1.06%	-1.81%

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2378	$1.1404	$1.0219	$1.2426	$1.5655	$1.6747

Net realized and net change in unrealized trading profit (loss)	(0.0090)	(0.0082)	(0.0076)	(0.0091)	(0.0116)	(0.0126)
Brokerage commissions	(0.0018)	(0.0016)	(0.0015)	(0.0018)	(0.0022)	(0.0024)
Interest income, net (c)	0.0000	0.0000	0.0000	0.0000	0.0000	0.0000
Expenses	(0.0122)	(0.0142)	(0.0061)	(0.0109)	(0.0094)	(0.0061)

Net asset value, end of period	$1.2148	$1.1164	$1.0067	$1.2208	$1.5423	$1.6536

Total Return: (a)

Total return before Performance fees	-1.85%	-2.09%	-1.48%	-1.75%	-1.48%	-1.27%
Performance fees	-0.01%	-0.01%	-0.01%	-0.01%	-0.01%	-0.03%
Total return after Performance fees	-1.86%	-2.10%	-1.49%	-1.76%	-1.49%	-1.30%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	0.96%	1.21%	0.59%	0.86%	0.59%	0.34%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.02%
Expenses (including Performance fees)	0.96%	1.21%	0.59%	0.86%	0.59%	0.36%

Net investment income (loss)	-0.96%	-1.21%	-0.59%	-0.86%	-0.59%	-0.36%

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1801	$1.0927	$0.9670	$1.1823	$1.4814	$1.5771

Net Realized and net change in unrealized trading profit (loss)	0.0756	0.0701	0.0619	0.0757	0.0948	0.1008
Brokerage commissions	(0.0052)	(0.0048)	(0.0043)	(0.0053)	(0.0066)	(0.0071)
Interest income, net	0.0001	0.0000	0.0000	0.0001	0.0001	0.0001
Expenses	(0.0358)	(0.0416)	(0.0179)	(0.0320)	(0.0274)	(0.0173)

Net asset value, end of period	$1.2148	$1.1164	$1.0067	$1.2208	$1.5423	$1.6536

Total Return: (a)

Total return before Performance fees	3.00%	2.23%	4.17%	3.31%	4.17%	4.87%
Performance fees	-0.08%	-0.08%	-0.08%	-0.08%	-0.08%	-0.13%
Total return after Performance fees	2.92%	2.15%	4.09%	3.23%	4.09%	4.74%

Ratios to Average Member’s Capital: (b)

Expenses (excluding Performance fees)	2.88%	3.63%	1.75%	2.58%	1.75%	1.00%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.05%
Expenses (including Performance fees)	2.88%	3.63%	1.75%	2.58%	1.75%	1.05%

Net investment income (loss)	-2.88%	-3.63%	-1.75%	-2.58%	-1.75%	-1.04%

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

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”), a Merrill Lynch FuturesAccessSM Program ( “FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund engages in the speculative trading of futures on a wide range of commodities. Transtrend B.V. (“Transtrend” or “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor utilizes the Transtrend Diversified Trend Program-Enhanced Risk Profile (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI” or “Sponsor”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International Bank, Ltd. (“MLIB”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers, including Merrill Lynch International (“MLI”).  MLPF&S, MLIB and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds. Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of September 30, 2013 and December 31, 2012 and the results of its operations for the three and nine month periods ended September 30, 2013 and 2012.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2013 and December 31, 2012 are as follows:

September 30, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	343	$(94,605)	-0.09%	(1,216)	$673,697	0.64%	$579,092	0.55%	October 2013 - December 2014
Currencies	898	393,860	0.37%	(352)	(135,808)	-0.13%	258,052	0.24%	October 2013 - December 2013
Energy	210	(283,637)	-0.27%	(255)	78,430	0.07%	(205,207)	-0.20%	October 2013 - December 2014
Interest rates	1,725	392,339	0.37%	(665)	(352,803)	-0.33%	39,536	0.04%	December 2013 - December 2017
Metals	301	(206,146)	-0.19%	(587)	(309,331)	-0.29%	(515,477)	-0.48%	October 2013 - August 2014
Stock indices	1,794	(436,351)	-0.41%	(418)	(107,390)	-0.10%	(543,741)	-0.51%	October 2013 - March 2014

Total, net		$(234,540)	-0.22%		$(153,205)	-0.14%	$(387,745)	-0.36%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	731	$(931,174)	-0.62%	(1,641)	$1,594,170	1.07%	$662,996	0.45%	January 2013 - December 2013
Currencies	1,703	(4,071)	0.00%	(486)	480,758	0.32%	476,687	0.32%	March 2013
Energy	154	133,950	0.09%	(880)	824,023	0.55%	957,973	0.64%	January 2013 - December 2014
Interest rates	5,417	1,241,021	0.83%	(3,174)	(187,087)	-0.13%	1,053,934	0.70%	March 2013 - December 2016
Metals	369	119,647	0.08%	(312)	(744,175)	-0.50%	(624,528)	-0.42%	January 2013 - May 2013
Stock indices	1,782	281,988	0.19%	(179)	(22,219)	-0.01%	259,769	0.18%	January 2013 - June 2013

Total, net		$841,361	0.57%		$1,945,470	1.30%	$2,786,831	1.87%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2013 and December 31, 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The following is a description of the valuation methodologies used for investments, as well as the general classification of such investments pursuant to the valuation hierarchy.

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

The Fund’s net unrealized profit (loss) on open forward and futures contracts, by the above fair value hierarchy levels, as of September 30, 2013 and December 31, 2012 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$(234,540)	$(38,166)	$(196,374)	$—
Short	(153,205)	201,911	(355,116)	—
	$(387,745)	$163,745	$(551,490)	$—

Forwards
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

September 30, 2013	$(387,745)	$163,745	$(551,490)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Futures
Long	$841,361	$788,009	$53,352	$—
Short	1,945,470	2,669,390	(723,920)	—
	$2,786,831	$3,457,399	$(670,568)	$—

Forwards
Long	$—	$—	$—	$—
Short	—	—	—	—
	$—	$—	$—	$—

December 31, 2012	$2,786,831	$3,457,399	$(670,568)	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2013 and year ended December 31, 2012 are representative of the activity throughout these periods. There were no transfers to or from any level during the three or nine month periods ended September 30, 2013 or the year ended December 31, 2012.

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

The Fund presents their futures and forward contract amounts gross on the Statement of Financial Condition. The Fund maintains margin deposits and cash collateral with its futures and forward brokers, respectively, in amounts determined by the respective broker. At September 30, 2013 and December 31, 2012, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statement of Financial Condition as Cash on deposit with Broker and the variation margin on open contracts as unrealized gain or loss on futures or forward contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector on derivative instruments for each of the three and nine month periods ended September 30, 2013 and 2012:

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(55,472)	$(442,206)
Currencies	(1,936,676)	(5,354,499)
Energy	443,388	(5,697,340)
Interest rates	(1,113,022)	(5,636,826)
Metals	(2,124,240)	2,431,379
Stock indices	1,806,835	9,695,397

Total, net	$(2,979,187)	$(5,004,095)

	For the three months ended	For the nine months ended
	September 30, 2012	September 30, 2012
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(1,135,779)	$(4,194,488)
Currencies	1,935,486	1,543,912
Energy	(4,882,098)	(544,197)
Interest rates	162,463	13,987,460
Metals	420,267	678,649
Stock indices	2,529,404	3,845,399

Total, net	$(970,257)	$15,316,735

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended September 30, 2013, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each Fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2013, and 2012 amounted to $5,630 and $9,235, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2013 and 2012 amounted to $19,601 and $30,176, respectively, of which $3,837 and $5,324 was payable to the Transfer Agent as of September 30, 2013 and December 31, 2012, respectively.

Brokerage Commissions, Interest and Sponsor fees as presented on the Statements of Operations are all received from or paid to related parties. Equity in commodity trading accounts, including cash and net unrealized profit/loss, as seen on the Statement of Financial Condition are held with a related party.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the close of business on (i) the 15th calendar day of each month, (ii) the last calendar day of each month and (iii) any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund. MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	August	Sept. 15th	September
2012	n/a	$1.1928	n/a	$1.2228	n/a	$1.2093	n/a	$1.2132	n/a	$1.3267	n/a	$1.2378	n/a	$1.3023	n/a	$1.2757	n/a	$1.2148
2013	$1.1068	$1.1304	$1.1540	$1.1061	$1.1249	$1.1372	$1.1522	$1.1807	$1.1463	$1.1056	$1.0849	$1.0939	$1.1159	$1.1029	$1.1017	$1.0598	$1.0907	$1.0513

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	August	Sept. 15th	September
2012	n/a	$1.1035	n/a	$1.1304	n/a	$1.1169	n/a	$1.1196	n/a	$1.2234	n/a	$1.1404	n/a	$1.1988	n/a	$1.1734	n/a	$1.1164
2013	$1.0142	$1.0354	$1.0566	$1.0123	$1.0291	$1.0399	$1.0532	$1.0787	$1.0469	$1.0094	$0.9900	$0.9978	$1.0174	$1.0052	$1.0037	$0.9651	$0.9928	$0.9565

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	August	Sept. 15th	September
2012	n/a	$0.9786	n/a	$1.0045	n/a	$0.9946	n/a	$0.9991	n/a	$1.0940	n/a	$1.0219	n/a	$1.0765	n/a	$1.0558	n/a	$1.0067
2013	$0.9212	$0.9415	$0.9617	$0.9224	$0.9386	$0.9495	$0.9626	$0.9870	$0.9588	$0.9254	$0.9087	$0.9168	$0.9357	$0.9254	$0.9251	$0.8904	$0.9169	$0.8843

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	August	Sept. 15th	September
2012	n/a	$1.1954	n/a	$1.2260	n/a	$1.2128	n/a	$1.2171	n/a	$1.3315	n/a	$1.2426	n/a	$1.3078	n/a	$1.2815	n/a	$1.2208
2013	$1.1135	$1.1375	$1.1614	$1.1134	$1.1325	$1.1451	$1.1604	$1.1893	$1.1548	$1.1141	$1.0934	$1.1026	$1.1249	$1.1120	$1.1110	$1.0690	$1.1003	$1.0607

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	August	Sept. 15th	September
2012	n/a	$1.4992	n/a	$1.5389	n/a	$1.5238	n/a	$1.5306	n/a	$1.6759	n/a	$1.5655	n/a	$1.6492	n/a	$1.6175	n/a	$1.5423
2013	$1.4113	$1.4423	$1.4733	$1.4131	$1.4380	$1.4547	$1.4748	$1.5121	$1.4690	$1.4178	$1.3921	$1.4045	$1.4336	$1.4178	$1.4172	$1.3641	$1.4048	$1.3548

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	August	Sept. 15th	September
2012	n/a	$1.5974	n/a	$1.6411	n/a	$1.6263	n/a	$1.6350	n/a	$1.7913	n/a	$1.6747	n/a	$1.7653	n/a	$1.7329	n/a	$1.6536
2013	$1.5176	$1.5517	$1.5857	$1.5215	$1.5489	$1.5675	$1.5899	$1.6308	$1.5849	$1.5304	$1.5033	$1.5173	$1.5493	$1.5329	$1.5329	$1.4761	$1.5207	$1.4673

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June	July 15th	July	Aug. 15th	August	Sept. 15th	September
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2013	$0.9151	$0.9353	$0.9553	$0.9163	$0.9324	$0.9432	$0.9563	$0.9805	$0.9525	$0.9193	$0.9027	$0.9107	$0.9296	$0.9193	$0.9189	$0.8845	$0.9109	$0.8785

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

For the nine month period ended September 30, 2013, Fund capital decreased 28.98% from $149,052,432 to $105,852,847. This decrease was attributable to the net loss from operations of $8,276,146 coupled with the redemption of 31,907,900 Redeemable Units resulting in an outflow of $42,853,504. The cash outflow was offset with cash inflow of $7,930,065 due to subscriptions of 7,017,902 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

The Fund follows the Accounting Standards Codification guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2010.

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

January 1, 2013 to September 30, 2013

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

July 1, 2013 to September 30, 2013

The Fund experienced a net trading loss of $2,979,187 before brokerage commissions and related fees in the third quarter of 2013. The Fund’s profits were primarily attributable to the stock indices and energy sectors posting profits. The agriculture, interest rates, currency and metals sectors posted losses.

The stock indices posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter. The biggest losses came from the Trading Program’s short positions, both in emerging such as economies (Russia, China, South Korea, Brazil, India and South Africa) as well as in some individual stocks and sector indices (e.g. banks). However, this was more than offset by gains on the Trading Program’s long positions in the U.S. and in Taiwan. The Trading Program was also able to score a net positive result in the zigzagging Europe with predominantly long positions. Losses were posted to the Fund in the middle of the quarter. The Trading Program had a good start to August from rising equity markets in Europe, America and Japan. But these trends soon reversed. Concerns about emerging economies seemed to play a role and in the last week of August. The largest losses came from positions anticipating, - directly or indirectly - rising equity markets, especially those in the U.S. Profits were posted to the Fund at the end of the quarter which were generated from the Trading Program’s long positions in equity markets.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter from rising oil markets. Profits continued to be posted to the Fund in the middle of the quarter resulting from the Trading Program’s long positions in oil. Losses were posted to the Fund at the end of the quarter. At the beginning of September the Trading Program held fairly large long positions in crude oil futures, and futures on derivatives such as gasoline. Oil markets declined at the end of the month resulting in losses.

The agriculture sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the Trading Program’s positions in falling prices of corn and vegetable oils, and the rising prices of European potatoes. Losses were posted to the Fund in the middle of the quarter. The Trading Program entered August with large short positions in grains, which proved to be successful at the beginning of August. But then grain prices started to rise. Especially the prices of oilseeds (soy, rapeseed, palm oil, etc.) shot up: a typical trend reversal resulting in losses. Losses were posted to the Fund at the end of the quarter. Even though some of the divergent trends did pay off, such as the declining prices of corn, soybean oil and rape seed, and the rising prices of hogs and cocoa was not enough to offset losses in other positions.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. Losses in the European zigzag were not enough to offset gains on shorts in the United States American and Canadian securities and on longs in Australian securities. Losses were posted to the Fund in the middle of the quarter. In and around the U.S., the Trading Program built on the ‘long inflation’ theme, with positions anticipating rising interest rates. The majority of these positions turned out to be unsuccessful. Concerns about a number of emerging economies dominated, to be followed by concerns about Syria. Losses were posted to the Fund at the end of the quarter.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The European zigzag produced losses in the euro, the Swiss franc and the British pound. The reaction at the end of the month in the Japanese QE trend produced losses on short Japanese yen positions. And the turn from “short emerging” to “long oil” was accompanied by losses on the Mexican peso and the Russian ruble. Losses were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s short U.S. dollar and Japanese yen.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning through the middle of the quarter due to the Trading Program’s short positions base metals. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in gold.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2013 and 2012 the Fund’s average Month-end Net Asset Value was approximately $130,224,145 and $195,330,997, respectively.

September 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$723,863	0.56%	$1,925,898	$252,136
Currencies	553,440	0.42%	1,585,395	27,755
Energy	419,045	0.32%	626,912	235,840
Interest Rates	8,108,166	6.23%	15,029,039	2,710,788
Metals	4,328,044	3.32%	9,326,488	1,619,922
Stock Indices	701,234	0.54%	1,126,132	239,128

Total	$14,833,792	11.39%	$29,619,864	$5,085,569

September 30, 2012

	Average	% of Average	Highest Value	Lowest Value
Market Sector	Value at Risk	Capitalization	At Risk	At Risk

Agricultural Commodities	$3,163,118	1.62%	$4,978,827	$140,404
Currencies	1,913,036	0.98%	3,055,315	900,443
Energy	7,262,332	3.72%	12,191,238	108,082
Interest Rates	2,908,530	1.49%	5,918,334	1,132,369
Metals	2,858,567	1.46%	4,503,615	1,689,257
Stock Indices	4,564,567	2.34%	10,476,156	856,702

Total	$22,670,150	11.61%	$41,123,485	$4,827,257

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

The Fund also has non-trading market risk on approximately 90% of its assets which are held in cash at MLPF&S. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of September 30, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2013.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in Japanese yen and Hungarian forint.

U.S. Dollar Cash Balance

The Fund holds U.S. dollars in cash at MLPF&S. The Fund has immaterial cash flow interest rate risk on its cash on deposit with MLPF&S in that declining interest rates would cause the income from such cash to decline.

Item 4. Controls and Procedures

MLAI, the Sponsor of ML Transtrend DTP Enhanced FuturesAccess LLC, with the participation of the Sponsor’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934) with respect to the Fund as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. No change in internal control over financial reporting (in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$32,273	28,317	$1.1397
1/16/2013	—	—	1.1068
2/01/2013	9,800	8,669	1.1304
2/16/2013	—	—	1.1540
3/01/2013	—	—	1.1061
3/16/2013	—	—	1.1249
4/01/2013	—	—	1.1372
4/16/2013	39,000	33,848	1.1522
5/01/2013	—	—	1.1807
5/16/2013	—	—	1.1463
6/01/2013	—	—	1.1056
6/16/2013	—	—	1.0849
7/01/2013	—	—	1.0939
7/16/2013	—	—	1.1159
8/01/2013	—	—	1.1029
8/16/2013	904,625	821,117	1.1017
9/01/2013	—	—	1.0598
9/16/2013	—	—	1.0907
10/01/2013	—	—	1.0513

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$60,000	57,427	$1.0448
1/16/2013	424,000	418,064	1.0142
2/01/2013	451,472	436,036	1.0354
2/16/2013	25,000	23,661	1.0566
3/01/2013	95,000	93,846	1.0123
3/16/2013	195,000	189,486	1.0291
4/01/2013	262,000	251,947	1.0399
4/16/2013	340,000	322,826	1.0532
5/01/2013	230,000	213,220	1.0787
5/16/2013	54,014	51,594	1.0469
6/01/2013	278,862	276,265	1.0094
6/16/2013	25,000	25,252	0.9900
7/01/2013	103,501	103,729	0.9978
7/16/2013	—	—	1.0174
8/01/2013	83,000	82,571	1.0052
8/16/2013	15,000	14,945	1.0037
9/01/2013	148,312	153,676	0.9651
9/16/2013	—	—	0.9928
10/01/2013	—	—	0.9565

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$135,000	142,405	$0.9480
1/16/2013	—	—	0.9212
2/01/2013	100,000	106,213	0.9415
2/16/2013	—	—	0.9617
3/01/2013	—	—	0.9224
3/16/2013	—	—	0.9386
4/01/2013	—	—	0.9495
4/16/2013	—	—	0.9626
5/01/2013	—	—	0.9870
5/16/2013	—	—	0.9588
6/01/2013	—	—	0.9254
6/16/2013	—	—	0.9087
7/01/2013	—	—	0.9168
7/16/2013	—	—	0.9357
8/01/2013	—	—	0.9254
8/16/2013	—	—	0.9251
9/01/2013	—	—	0.8904
9/16/2013	—	—	0.9169
10/01/2013	—	—	0.8843

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$25,000	21,805	$1.1465
1/16/2013	—	—	1.1135
2/01/2013	10,000	8,791	1.1375
2/16/2013	—	—	1.1614
3/01/2013	50,000	44,907	1.1134
3/16/2013	—	—	1.1325
4/01/2013	—	—	1.1451
4/16/2013	274,000	236,125	1.1604
5/01/2013	—	—	1.1893
5/16/2013	—	—	1.1548
6/01/2013	—	—	1.1141
6/16/2013	—	—	1.0934
7/01/2013	—	—	1.1026
7/16/2013	—	—	1.1249
8/01/2013	—	—	1.1120
8/16/2013	—	—	1.1110
9/01/2013	—	—	1.0690
9/16/2013	—	—	1.1003
10/01/2013	25,000	23,569	1.0607

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.4524
1/16/2013	1,374,794	974,133	1.4113
2/01/2013	—	—	1.4423
2/16/2013	—	—	1.4733
3/01/2013	184,135	130,306	1.4131
3/16/2013	—	—	1.4380
4/01/2013	—	—	1.4547
4/16/2013	—	—	1.4748
5/01/2013	—	—	1.5121
5/16/2013	800,314	544,802	1.4690
6/01/2013	—	—	1.4178
6/16/2013	—	—	1.3921
7/01/2013	—	—	1.4045
7/16/2013	—	—	1.4336
8/01/2013	—	—	1.4178
8/16/2013	—	—	1.4172
9/01/2013	—	—	1.3641
9/16/2013	—	—	1.4048
10/01/2013	—	—	1.3548

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$—	—	$1.5612
1/16/2013	—	—	1.5176
2/01/2013	179,963	115,978	1.5517
2/16/2013	—	—	1.5857
3/01/2013	—	—	1.5215
3/16/2013	—	—	1.5489
4/01/2013	—	—	1.5675
4/16/2013	—	—	1.5899
5/01/2013	—	—	1.6308
5/16/2013	—	—	1.5849
6/01/2013	—	—	1.5304
6/16/2013	—	—	1.5033
7/01/2013	—	—	1.5173
7/16/2013	—	—	1.5493
8/01/2013	—	—	1.5329
8/16/2013	—	—	1.5329
9/01/2013	—	—	1.4761
9/16/2013	—	—	1.5207
10/01/2013	—	—	1.4673

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2013	$450,000	477,808	$0.9418
1/16/2013	—	—	0.9151
2/01/2013	—	—	0.9353
2/16/2013	—	—	0.9553
3/01/2013	130,000	141,875	0.9163
3/16/2013	—	—	0.9324
4/01/2013	300,000	318,066	0.9432
4/16/2013	65,000	67,970	0.9563
5/01/2013	29,000	29,577	0.9805
5/16/2013	20,000	20,997	0.9525
6/01/2013	—	—	0.9193
6/16/2013	—	—	0.9027
7/01/2013	27,000	29,648	0.9107
7/16/2013	—	—	0.9296
8/01/2013	—	—	0.9193
8/16/2013	—	—	0.9189
9/01/2013	—	—	0.8845
9/16/2013	—	—	0.9109
10/01/2013	—	—	0.8785

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

Item 6.           Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02      Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02 Are filed herewith.

32.01 and

32.02      Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2013 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2013	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)