Form 10-K
period 2013-12-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2014-03-25
CIK 1399406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The Units of  limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 28, 2014 Units of limited liability company interest with an aggregate Net Asset Value of $79,878,602 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2013 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2013, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

ANNUAL REPORT FOR 2013 ON FORM 10-K

PART I

Item 1:        Business

(a)                                 General Development of Business:

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund engages in the speculative trading of futures on a wide range of commodities. Transtrend B.V. (“Transtrend” or “Trading Advisor”) is the trading advisor of the Fund.  The Trading Advisor utilizes the Transtrend Diversified Trend Program (the “Trading Program”) for the Fund.

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

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds are composed of direct-trading funds advised by a single trading advisor or funds of funds for which the Sponsor acts as the advisor and allocates capital among multiple commodity trading advisors. Investors can allocate and reallocate capital among different FuturesAccess Funds. Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

The Trading Program is systematic and is based on quantitative analysis of signaled price behavior of certain instruments traded and not on fundamental analysis. The Trading Program seeks to profit form recurring non-random characteristics of price behavior in markets and to exploit the directional price movements of single instruments and of intra-market and inter-market combination of instruments, see “Trading Advisor’s Trading Program,” below. The Trading Advisor is not registered under the Investment Advisers Act of 1940, as amended (the “Advisor Act”).

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the first and sixteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2013, the Net Asset Value of the Fund was $86,331,490. As of December 31, 2013, the Net Asset Value per Unit was $1.1143 for Class A, $1.0114 for Class C, $0.9409 for Class D, $1.1254 for Class I, $1.4415 for Class DS, $1.5651 for Class DT and $0.9347 for Class M.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per Units for Class A was $1.3886 (February 28, 2009) and the lowest was $1.0494 (October 15, 2013). The highest month-end Net Asset Value per Unit for Class C was $1.3228 (February 28, 2009) and the lowest was $0.9228 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class D was $1.2380 (February 28, 2009) and the lowest was $0.8612 (January 31, 2010). The highest month-end Net Asset Value per Unit for Class I was $1.3760 (February 28, 2009) and the lowest was $1.0475 (November 30, 2007). The highest month-end Net Asset Value per Unit for Class DS was $1.6759 (May 31, 2012) and the lowest was $1.0532 (April 30, 2007).  The highest month-end Net Asset Value per Unit for Class DT was $1.7913 (May 31, 2012) and the lowest was $1.0950 (August

31, 2007). The highest month-end Net Asset Value per Unit for Class M was $1.0000 (October 1, 2012) and the lowest was $.8775 (October 15, 2013).

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool”. The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The advisory agreement will continue in effect until December 31, 2014. Following that date, the advisory agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 90 days’ notice to the other party. The advisory agreement may, however, be terminated at any time pursuant to any of the following: (i) the Trading Advisor may terminate the advisory agreement upon notice to the Fund and MLAI in the event that (a) the Fund or MLAI appoints a clearing broker other than a MLAI affiliate without the prior consent of the Tranding Advisor, or (b) MLAI overrides a trading instruction of the Trading Advisor (other than with respect to MLAI overriding a trade (x) as necessary or advisable for the protection of the Fund or (y) as necessary to fund distributions or redemptions, to pay Fund expenses, or to comply with speculative position limits); and (ii) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the advisory agreement as a result of a material breach of the advisory agreement by the other party, after notice of such material breach is provided to the breaching party and such material breach has not been cured within 10 days following the giving of such notice.  The advisory agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program has two risk profiles:  the Standard Risk Profile and the Enhanced Risk Profile, investable in various currencies.  The Enhanced Risk Profile is approximately 1.5 times the leverage of the Standard Risk Profile.  The Trading Advisor will trade the Trading Program - Enhanced Risk Profile (USD) for the Fund.

The Trading Advisor trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on currencies, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on exchanges and/or OTC markets. The underlying values of these instruments traded may also include other economic variables which are now or may become the subject of organized futures, options, options on futures, swap, swaps on futures, and forward trading.  The instruments that the Trading Advisor trades may also include other derivative, margined instruments, traded on exchanges and/or OTC markets.  The Trading Program does not currently trade OTC F/X and derivatives on individual stocks for the Fund.

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

The entry/exit tools used by the Trading Advisor may contain both proprietary trend-following and contra-trend elements and include techniques of dynamic profit targets and dynamic stop levels for individual trades.  The Trading Advisor may change its trading techniques at any time without prior notice to or approval from the Fund. The trading systems act at specific times or time intervals and upon specific price levels during a market session or during the day.

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during 2013.

Forward Contracts and Counterparties

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

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit Transtrend to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as more fully described below under “Cash Management and Interest”.

Markets

The Trading Advisor trades futures, options, options on futures, swaps, swaps on futures, and forward contracts on currencies, interest rates, interest rate interests commodities, equity-related indices and instruments, and other indices, in all cases treaded on exchanges and/or OTC markets.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — may differ from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as net unrealized profit (loss) on open contracts in the Statements of   Financial Condition, as of December 31, 2013 and 2012 are as follows:

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	541	$(109,641)	-0.13%	(1,296)	$1,022,304	1.18%	$912,663	1.05%	January 2014 - December 2014
Currencies	655	1,056,453	1.22%	(507)	870,273	1.01%	1,926,726	2.23%	February 2014 - March 2014
Energy	760	159,271	0.18%	(44)	20,151	0.02%	179,422	0.20%	January 2014 - December 2015
Interest rates	1,161	(187,202)	-0.22%	(942)	572,202	0.66%	385,000	0.44%	March 2014 - December 2017
Metals	518	385,034	0.45%	(828)	(295,853)	-0.34%	89,181	0.11%	January 2014 - October 2014
Stock indices	848	1,235,820	1.43%	(466)	158,654	0.18%	1,394,474	1.61%	January 2014 - June 2014

Total		$2,539,735	2.93%		$2,347,731	2.71%	$4,887,466	5.64%

December 31, 2012

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	731	$(931,174)	-0.62%	(1,641)	$1,594,170	1.07%	$662,996	0.45%	January 2013 - December 2013
Currencies	1,703	(4,071)	0.00%	(486)	480,758	0.32%	476,687	0.32%	March 2013
Energy	154	133,950	0.09%	(880)	824,023	0.55%	957,973	0.64%	January 2013 - December 2014
Interest rates	5,417	1,241,021	0.83%	(3,174)	(187,087)	-0.13%	1,053,934	0.70%	March 2013 - December 2016
Metals	369	119,647	0.08%	(312)	(744,175)	-0.50%	(624,528)	-0.42%	January 2013 - May 2013
Stock indices	1,782	281,988	0.19%	(179)	(22,219)	-0.01%	259,769	0.18%	January 2013 - June 2013

Total		$841,361	0.57%		$1,945,470	1.30%	$2,786,831	1.87%

No individual contract’s unrealized profit or loss comprised greater than 5% of the Fund’s Members’ Capital as of December 31, 2013 and 2012. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

As of December 31, 2013 the Fund employed $14,999,063 as initial margin to support futures positions and $0 as collateral supporting its forward positions, representing approximately 15.38% and 0.00%, respectively, of the Fund’s total assets as of such date.

Custody of Assets

The Fund’s financial assets consist primarily of cash, futures and OTC FX forward and spot positions.  In addition, the Fund has authority to trade options on futures and forwards and certain other OTC derivatives including swaps, but these contracts typically represent a small percentage of the Fund’s financial assets, if any are traded at all.

Futures and OTC forwards and other instruments typically constitute a predominant amount of the Fund’s investment risk, but the notional value of these instruments is not included on the Fund’s balance sheet.

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

•                        held in securities brokerage accounts maintained with MLPF&S; and

•                        invested in securities or other instruments generally viewed as cash equivalents, which are in turn held in segregated or secured accounts with MLPF&S.

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLIB, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLIB, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLIB to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLIB or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BAC entity holding Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

MLAI is primarily responsible for the management of the Fund’s “cash assets”. In exercising this responsibility, MLAI’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Fund’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Fund’s cash assets may be held with the Fund’s bank custodian, which is at present the administrator.

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

MLPF&S and any other BAC affiliates that hold the Fund’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest rate environments in which the Fund receives little or no interest on these cash assets.

BAC’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by MLAI with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The daily effective federal funds rate is a volume-weighted average of rates on trades arranged by major brokers and is calculated by the Federal Reserve Bank of New York using data provided by the brokers.   Interest is computed based upon the daily net equity balance of the Fund’s account and is posted to the Fund’s account on a monthly basis.

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

MLPF&S, in the course of acting as commodity broker for the Fund, will have use of Fund cash and earn interest and receive other economic benefits as a result.  The interest income arrangements with regard to cash held with MLPF&S will be equivalent with those under the Interest Earning Program as discussed above.

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2013, 2012 and 2011.

	2013		2012		2011
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$545,922	0.45%	$656,058	0.36%	$644,087	0.26%
Sponsor fees	520,856	0.43%	630,871	0.35%	673,816	0.27%
Management fees	2,284,350	1.87%	3,502,971	1.94%	4,663,195	1.86%
Performance fees	—	0.00%	158,705	0.09%	—	0.00%
Total	$3,351,128	2.75%	$4,948,605	2.74%	$5,981,098	2.39%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on its forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerages commissions are components of the trading profit or loss of the Fund rather than a distinct expense item separable from the Fund’s trading; they are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Asset Values during 2013, 2012 and 2011 equaled $122,272,149, $180,136,434 and $250,238,270, respectively.

During 2013, interest expense for the Fund was $(3,284), or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2012, the Fund earned $7,111 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2011, the interest expense for the Fund was $(17,755), or approximately (0.01)% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

During 2013, 2012 and 2011 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions were approximately $5.81, $5.91, and $6.10, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

A flat-rate monthly charge of 0.125 of 1% (1.50% annual rate) on Class A Units, flat-rate monthly charge of 0.2083 of 1% (2.50% annual rate) on Class C Units, a flat-rate monthly charge of 0.0917 of 1% (1.10% annual rate) on Class I Units. Class D, Class DS, Class DT and Class M Units do not pay Sponsor fees. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units are subject to sales commissions paid to MLPF&S ranging from 1.0% to 2.5%. Class D and Class I Units are subject to sales commissions paid to MLPF&S up to 0.5%. The rate assessed to a subscription is based on the subscription amount. Sales commissions are deducted from subscription amounts. Units purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C, Class DS, Class DT and Class M Units are not subject to any sales commissions. No sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which Class M Units are held.

MLIB (or an affiliate); Other counterparties	Bid—ask spreads

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

Transtrend	Performance fees

The Fund pays a 25% annual performance fee to Transtrend with respect to all Classes of Units. The Fund calculates performance fees based on the aggregate performance of all classes subject to the same rate of performance fees (“Class Group”), rather than on the performance of the Fund as a whole or of specific Units of a particular class. The performance fee is also paid on net redemptions. The performance fee is based on New Trading Profits. “New Trading Profits” equal any increase in the Net Asset Value, prior to reduction for any accrued performance fee or Sponsor fees, as of the current performance fee calculation date over the High Water Mark in respect of the Class Group. The “High Water Mark” equals the highest Net Asset Value after reduction for the performance fee then paid, as of any preceding performance fee calculation date. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund. Effective as of January 1, 2014, the performance fee percentage payable by the Fund to Transtrend reduces from 25% to 22.5%.

Transtrend and MLAI	Management fees

All Classes of Units pay a flat-rate monthly charge of 0.1667% of the Fund’s month-end net assets (a 2% annual rate) except for Class DT Units which is charged a 1% annual rate. Transtrend has agreed to share 50% of the management fees with MLAI in order to defray costs in connection with and in consideration of BAC’s providing certain administrative and operational support for the Fund. The fee sharing does not apply in respect of Class DT shares. Effective as of February 1, 2014: (i) the management fee percentage payable by the Fund to Transtrend reduces from 2.0% per annum to 1.0% per annum, and (ii) the Fund pays a 0.5% per annum management fee to MLAI, except in respect of Class DT Units, and (iii)  Transtrend no longer shares any portion of its management fees with MLAI.

Others	Operating expenses of the Fund including audit, legal and tax services	Actual payments to third parties.

MLAI; Others	Initial offering costs reimbursed	Actual costs incurred.

Regulation

The CFTC has delegated to the National Futures Association (“NFA”) responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons, and “floor brokers” and “floor traders.”  The Commodity Exchange Act (“CEA”) requires commodity pool operators such as MLAI, commodity trading advisors such as the Trading Advisor and commodity brokers or FCMs such as MLPF&S to be registered and to comply with various reporting and record keeping requirements.  CFTC regulations also require FCMs to maintain a minimum level of net capital.  In addition, the CFTC and certain commodities exchanges have established limits referred to as “speculative position limits” on the maximum net long or net short speculative positions that any person may hold or control in any particular futures or options contracts traded on U.S. commodities exchanges.  All accounts owned or managed by the Trading Advisor will be combined for position limit purposes.  The Trading Advisor could be required to liquidate positions in order to comply with such limits.  Any such liquidation could result in substantial costs to the Fund.  In addition, many futures exchanges impose limits beyond which the price of a futures contract may not trade during the course of a trading day, and there is a potential for a futures contract to reach its daily price limit for several days in a row, making it impossible for the Trading Advisor to liquidate a position and thereby experiencing dramatic losses.  Currency forward contracts are not regulated as “swaps” under the CEA, but are subject to governmental regulation such as mandatory reporting and business conduct standards for swap dealers and major swap participants to the extent otherwise applicable to swaps under the CEA and applicable rules of the CFTC, see Item 1A “Risk Factors—F/X Forward Trading” and “—Regulatory Changes Could Restrict the Fund’s Operations.”

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”), the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Advisers Act.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Volatile Markets; Highly Leveraged Trading

Trading in the futures and OTC markets typically results in volatile performance.  Market price levels fluctuate dramatically and may be materially affected by unpredictable factors such as weather and governmental intervention.  The low margin requirements normally required in futures and OTC trading permit an extremely high degree of economic leverage.  This combination of leverage and volatility creates a high degree of risk.  Additionally, although the Trading Advisor may initiate stop-loss orders on certain positions to limit this risk, there can be no assurance that any stop-loss order will be executed or, even if executed, that it will be executed at the desired price or time.

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

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems

Many managed futures trading systems are trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

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

F/X Forward Trading

The Fund may trade currencies in the F/X markets (“F/X Markets”), in addition to its trading in the futures markets.  Prospective investors must recognize that the Fund’s OTC currency trading takes place in largely unregulated markets, rather than on futures exchanges, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties with which it trades and deposits collateral, including that of MLIB as the F/X prime broker.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” below.

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

There was substantial disruption in the derivatives markets related to the bankruptcies of Lehman Brothers Holdings, Inc. and MF Global Inc. and uncertainty relating to the government bailout of American International Group, Inc. This disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

Exchange Rate Risks; Currency Hedging

The Fund may invest and trade in currencies for speculative and/or hedging purposes.  In addition, the Units are denominated, and the Fund values its assets in U.S. dollars and the Fund may trade and invest in assets denominated in non-U.S. currencies.

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

Recently it was alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks are currently under investigation for this manipulation.  Certain of these banks have been fined by, or entered into civil or criminal settlements with, various international regulators, involving the U.S. Department of Justice, CFTC, and U.K. Financial Conduct Authority.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

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

Changes in Trading Program

The Trading Advisor may make material changes to the Trading Program without the knowledge of MLAI.  It is virtually impossible for MLAI to detect these changes, particularly given the confidential, proprietary, systematic and/or quantitative nature of the Trading Program strategies, customarily referred to as “black box strategies.”

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  On September 28, 2012, the United States District Court for the District of Columbia issued an opinion that vacated these rules. In November 2013, the CFTC proposed a new set of speculative position rules which are not yet finalized (or effective).

In addition, the Reform Act significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

MLAI is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The rules proposed by the CFTC in November 2013, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Fund hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors.  Although MLAI may claim exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If the aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

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

MLAI has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

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

To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally comingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

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

Recent events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

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

Government Intervention; Market Disruptions

The global financial markets have in the past several years experienced pervasive and fundamental disruptions that have led to extensive and unprecedented governmental intervention.  Government intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability, at least on a temporary basis, to continue to implement certain strategies or manage the risk of their outstanding positions.  In addition, as one would expect given the complexities of the financial markets and the limited time frame within which governments have taken action, these interventions typically have been difficult to interpret and unclear in scope and application, resulting in confusion and uncertainty.  This confusion and uncertainty in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies.

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

Regulatory Changes Could Restrict the Fund’s Operations

The Fund implements speculative, highly leveraged strategies.  From time to time there is governmental scrutiny of these types of strategies and political pressure to regulate their activities.  The CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.  The regulation of futures, swaps, forward and options transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.  In addition, as described in further detail above under “Possible Effects of Speculative Position Limits,” the U.S. Congress and the CFTC have expressed the concern that speculative traders, and commodity funds in particular, may be responsible for unwarranted and dramatic swings in the prices of commodities and the CFTC enacted position limits designed to address such speculative trading.  Non-U.S. governments have from time to time blamed the declines of their currencies on speculative currency trading and imposed restrictions on speculative trading in certain markets.

Regulatory changes could adversely affect the Fund by restricting the markets in which it trades, otherwise limiting its trading and/or increasing the taxes to which Investors are subject.  Adverse regulatory initiatives could develop suddenly and without notice.

The Reform Act includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing the Reform Act may require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and/or submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by the Reform Act to be centrally cleared or traded on a regulated market.  The Reform Act may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements including minimum initial and variation margin requirements, minimum capital requirements, registration with the SEC and/or the CFTC, new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  Certain of these requirements apply to currency forwards and swaps even if they are excluded by the U.S. Treasury.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor, or MLAI directly, while others could impact the Fund, the Trading Advisor or MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  These new regulatory burdens would further increase the counterparties’ costs, which are expected to be passed through to other market participants such as the Fund in the form of higher fees and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

Although the Reform Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While the Reform Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Reform Act is fully implemented a process that may take several years.  In addition, while the Reform Act’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

Certain steps are underway to regulate derivative transactions in the European Union (“E.U.”).  On August 16, 2012, the E.U. Market Infrastructure Regulation on OTC derivatives, central counterparties and trade repositories (“EMIR”) became effective. EMIR will largely be implemented through secondary or “Level 2” measures, and it is uncertain when these measures will take effect given that they are still being negotiated. However, it is likely that some aspects of EMIR, such as the obligation to timely confirm uncleared OTC derivatives transactions, will become effective some time in 2013. EMIR introduces certain requirements in respect of OTC derivative contracts, which will apply primarily to “financial counterparties” such as E.U.-authorized investment firms, credit institutions, insurance companies, UCITS and alternative investment funds managed by E.U. authorized alternative investment fund managers, and non-financial counterparties exceeding a certain threshold. Certain obligations under EMIR will also apply to non-E.U. counterparties, such as the Fund, where the counterparties’ contracts would be subject to EMIR if they were established in the E.U. and where their contract has a “direct, substantial and foreseeable effect” within the E.U., or where the obligation is necessary to prevent evasion of

EMIR.  In particular, EMIR imposes a general obligation to clear OTC derivative contracts through a duly authorized central counterparty (“CCP”) where those contracts belong to a class of derivatives which has been declared subject to the clearing obligation.  Under EMIR, a CCP will be used to meet the clearing obligations by interposing itself between the counterparties to the eligible derivative contracts.  CCPs will connect with some derivative counterparties through their clearing members; other counterparties may clear via “indirect” clearing arrangements. Each derivative counterparty will be required to post both initial and variation margin to the clearing member, which in turn will be required to post margin to the CCP or to the clearing member’s client in an indirect arrangement.  EMIR requires CCPs to accept only highly liquid collateral with minimal credit and market risk.  In relation to OTC derivatives which are not subject to the clearing obligation, counterparties which are subject to EMIR will have to ensure that appropriate procedures and arrangements are in place to measure, monitor and mitigate operational and credit risk. For example, counterparties will have to confirm contracts in a timely fashion, set up reconciliation, dispute resolution and compression procedures, exchange collateral and mark contracts to market or model on a daily basis.  In addition, all counterparties and CCPs will be required to report their transactions in derivatives to a registered or recognized trade repository or, where no trade repository has been authorized in connection with a particular class of derivatives, to the European Securities and Markets Authority (“ESMA”).

Certain Level 2 measures that will provide more detailed rules that give effect to EMIR have not yet been finalized.  In addition, ESMA has not yet identified and approved the list of derivatives subject to the clearing obligation.  The E.U. regulatory framework relating to derivatives is established not only by EMIR but also by the proposals to “recast” the existing Markets in Financial Instruments Directive (“MiFID II”) which have not been finalized. In particular, MiFID II is expected to require transactions in derivatives to be traded on a regulated market and centrally cleared. In this respect, it is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (“BHCA”) and to regulation by the Board of Governors of the Federal Reserve System.  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

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

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade or future downgrades by Standard & Poor’s or other credit rating agencies could have material adverse effect on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, Four World Financial Center, 11th Floor, 250 Vesey Street, New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units, and none is likely to develop.  Investors in the Fund generally may redeem any or all of their Units, in whole or fractional Units, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon providing oral or written notice by the “Redemption Notice Date,” which is eight business days prior to the 1st and 16th of every month.  MLAI, at any time in its discretion, may discontinue allowing redemptions as of the 15th calendar day of each month on a going forward basis.  The Net Asset Value of redeemed Units is determined as of the Redemption Date. Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

(b)                             Holders:

As of December 31, 2013, there were 543 holders of Units, none of whom owned 5% or more of the Fund’s Units.

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

(f)                                   Recent Sales of Unregistered Securities:

Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV(1)
1/01/2013	$32,273	28,317	$1.1397
1/16/2013	—	—	1.1068
2/01/2013	9,800	8,669	1.1304
2/16/2013	—	—	1.1540
3/01/2013	—	—	1.1061
3/16/2013	—	—	1.1249
4/01/2013	—	—	1.1372
4/16/2013	39,000	33,848	1.1522
5/01/2013	—	—	1.1807
5/16/2013	—	—	1.1463
6/01/2013	—	—	1.1056
6/16/2013	—	—	1.0849
7/01/2013	—	—	1.0939
7/16/2013	—	—	1.1159
8/01/2013	—	—	1.1029
8/16/2013	904,625	821,117	1.1017
9/01/2013	—	—	1.0598
9/16/2013	—	—	1.0907
10/01/2013	—	—	1.0513
10/16/2013	—	—	1.0494
11/01/2013	—	—	1.0656
11/16/2013	—	—	1.0628
12/01/2013	—	—	1.0781
12/16/2013	—	—	1.0553
1/01/2014	—	—	1.1143
1/16/2014	—	—	1.0685
2/1/2014	—	—	1.0659

CLASS C

	Subscription
	Amount	Units	NAV(1)
1/01/2013	$60,000	57,427	$1.0448
1/16/2013	424,000	418,064	1.0142
2/01/2013	451,472	436,036	1.0354
2/16/2013	25,000	23,661	1.0566
3/01/2013	95,000	93,846	1.0123
3/16/2013	195,000	189,486	1.0291
4/01/2013	262,000	251,947	1.0399
4/16/2013	340,000	322,826	1.0532
5/01/2013	230,000	213,220	1.0787
5/16/2013	54,014	51,594	1.0469
6/01/2013	278,862	276,265	1.0094
6/16/2013	25,000	25,252	0.9900
7/01/2013	103,501	103,729	0.9978
7/16/2013	—	—	1.0174
8/01/2013	83,000	82,571	1.0052
8/16/2013	15,000	14,945	1.0037
9/01/2013	148,312	153,676	0.9651
9/16/2013	—	—	0.9928
10/01/2013	—	—	0.9565
10/16/2013	15,000	15,715	0.9545
11/01/2013	169,341	174,794	0.9688
11/16/2013	—	—	0.9658
12/01/2013	135,000	137,854	0.9793
12/16/2013	—	—	0.9582
1/01/2014	81,000	80,087	1.0114
1/16/2014	—	—	0.9694
2/1/2014	391,000	404,511	0.9666

CLASS D

	Subscription
	Amount	Units	NAV(1)
1/01/2013	$135,000	142,405	$0.9480
1/16/2013	—	—	0.9212
2/01/2013	100,000	106,213	0.9415
2/16/2013	—	—	0.9617
3/01/2013	—	—	0.9224
3/16/2013	—	—	0.9386
4/01/2013	—	—	0.9495
4/16/2013	—	—	0.9626
5/01/2013	—	—	0.9870
5/16/2013	—	—	0.9588
6/01/2013	—	—	0.9254
6/16/2013	—	—	0.9087
7/01/2013	—	—	0.9168
7/16/2013	—	—	0.9357
8/01/2013	—	—	0.9254
8/16/2013	—	—	0.9251
9/01/2013	—	—	0.8904
9/16/2013	—	—	0.9169
10/01/2013	—	—	0.8843
10/16/2013	—	—	0.8833
11/01/2013	—	—	0.8975
11/16/2013	—	—	0.8957
12/01/2013	—	—	0.9092
12/16/2013	—	—	0.8905
1/01/2014	—	—	0.9409
1/16/2014	—	—	0.9028
2/1/2014	145,000	160,897	0.9012

CLASS I

	Subscription
	Amount	Units	NAV(1)
1/01/2013	$25,000	21,805	$1.1465
1/16/2013	—	—	1.1135
2/01/2013	10,000	8,791	1.1375
2/16/2013	—	—	1.1614
3/01/2013	50,000	44,907	1.1134
3/16/2013	—	—	1.1325
4/01/2013	—	—	1.1451
4/16/2013	274,000	236,125	1.1604
5/01/2013	—	—	1.1893
5/16/2013	—	—	1.1548
6/01/2013	—	—	1.1141
6/16/2013	—	—	1.0934
7/01/2013	—	—	1.1026
7/16/2013	—	—	1.1249
8/01/2013	—	—	1.1120
8/16/2013	—	—	1.1110
9/01/2013	—	—	1.0690
9/16/2013	—	—	1.1003
10/01/2013	25,000	23,569	1.0607
10/16/2013	—	—	1.0590
11/01/2013	—	—	1.0755
11/16/2013	—	—	1.0729
12/01/2013	—	—	1.0884
12/16/2013	60,000	56,306	1.0656
1/01/2014	3,000	2,666	1.1254
1/16/2014	—	—	1.0793
2/1/2014	25,000	23,215	1.0769

CLASS DS

	Subscription
	Amount	Units	NAV(1)
1/01/2013	$—	—	$1.4524
1/16/2013	1,374,794	974,133	1.4113
2/01/2013	—	—	1.4423
2/16/2013	—	—	1.4733
3/01/2013	184,135	130,306	1.4131
3/16/2013	—	—	1.4380
4/01/2013	—	—	1.4547
4/16/2013	—	—	1.4748
5/01/2013	—	—	1.5121
5/16/2013	800,314	544,802	1.4690
6/01/2013	—	—	1.4178
6/16/2013	—	—	1.3921
7/01/2013	—	—	1.4045
7/16/2013	—	—	1.4336
8/01/2013	—	—	1.4178
8/16/2013	—	—	1.4172
9/01/2013	—	—	1.3641
9/16/2013	—	—	1.4048
10/01/2013	—	—	1.3548
10/16/2013	—	—	1.3533
11/01/2013	—	—	1.3750
11/16/2013	—	—	1.3723
12/01/2013	—	—	1.3928
12/16/2013	—	—	1.3643
1/01/2014	—	—	1.4415
1/16/2014	211,996	153,276	1.3831
2/1/2014	—	—	1.3806

CLASS DT

	Subscription
	Amount	Units	NAV(1)
1/01/2013	$—	—	$1.5612
1/16/2013	—	—	1.5176
2/01/2013	179,963	115,978	1.5517
2/16/2013	—	—	1.5857
3/01/2013	—	—	1.5215
3/16/2013	—	—	1.5489
4/01/2013	—	—	1.5675
4/16/2013	—	—	1.5899
5/01/2013	—	—	1.6308
5/16/2013	—	—	1.5849
6/01/2013	—	—	1.5304
6/16/2013	—	—	1.5033
7/01/2013	—	—	1.5173
7/16/2013	—	—	1.5493
8/01/2013	—	—	1.5329
8/16/2013	—	—	1.5329
9/01/2013	—	—	1.4761
9/16/2013	—	—	1.5207
10/01/2013	—	—	1.4673
10/16/2013	—	—	1.4662
11/01/2013	—	—	1.4904
11/16/2013	—	—	1.4881
12/01/2013	—	—	1.5110
12/16/2013	—	—	1.4806
1/01/2014	—	—	1.5651
1/16/2014	—	—	1.5022
2/1/2014	—	—	1.5002

CLASS M

	Subscription
	Amount	Units	NAV(1)
1/01/2013	$450,000	477,808	$0.9418
1/16/2013	—	—	0.9151
2/01/2013	—	—	0.9353
2/16/2013	—	—	0.9553
3/01/2013	130,000	141,875	0.9163
3/16/2013	—	—	0.9324
4/01/2013	300,000	318,066	0.9432
4/16/2013	65,000	67,970	0.9563
5/01/2013	29,000	29,577	0.9805
5/16/2013	20,000	20,997	0.9525
6/01/2013	—	—	0.9193
6/16/2013	—	—	0.9027
7/01/2013	27,000	29,648	0.9107
7/16/2013	—	—	0.9296
8/01/2013	—	—	0.9193
8/16/2013	—	—	0.9189
9/01/2013	—	—	0.8845
9/16/2013	—	—	0.9109
10/01/2013	—	—	0.8785
10/16/2013	—	—	0.8775
11/01/2013	125,000	140,197	0.8916
11/16/2013	25,000	28,096	0.8898
12/01/2013	—	—	0.9032
12/16/2013	16,000	18,087	0.8846
1/01/2014	—	—	0.9347
1/16/2014	—	—	0.8968
2/1/2014	51,000	56,971	0.8952

(1) Beginning of the period Net Asset Value

Class A Units are subject to a sales commission paid to MLPF&S ranging from 1.0% to 2.5%. Class D Units and Class I Units are subject to sales commissions paid to MLPF&S up to 0.50%. The rate assessed to a given subscription is based upon the subscription amount. Sales commissions are directly deducted from subscription amounts. Class C Units, Class DS Units, Class DT Units and Class M Units are not subject to any sales commissions.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010	For the year ended December 31, 2009

Trading profit (loss)
Realized, net	$(257,587)	$11,822,071	$(19,290,462)	$41,966,162	$(30,087,116)
Change in unrealized, net	2,100,635	(5,010,392)	(1,469,413)	8,120,139	(5,594,032)
Brokerage commissions	(802,619)	(1,122,005)	(1,084,608)	(1,332,262)	(1,209,739)
Total trading profit (loss)	1,040,429	5,689,674	(21,844,483)	48,754,039	(36,890,887)

INVESTMENT INCOME:
Interest	(3,284)	7,111	(17,755)	474	17,531

EXPENSES:
Management fees	2,284,350	3,502,971	4,663,195	4,406,382	3,904,212
Performance fees	—	158,705	—	1,574,502	326
Sponsor fees	520,856	630,871	673,816	471,939	453,477
Other	545,922	656,058	644,087	671,538	572,395
Total Expenses	3,351,128	4,948,605	5,981,098	7,124,361	4,930,410

NET INVESTMENT INCOME (LOSS)	(3,354,412)	(4,941,494)	(5,998,853)	(7,123,887)	(4,912,879)

NET INCOME (LOSS)	$(2,313,983)	$748,180	$(27,843,336)	$41,630,152	$(41,803,766)

Balance Sheet Data	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009

Members’ Capital	$86,331,490	$149,052,432	$221,046,309	$255,959,800	$235,900,686
Net Asset Value per Series A Unit	1.1143	1.1397	1.1801	1.3296	1.1440
Net Asset Value per Series C Unit	1.0114	1.0448	1.0927	1.2436	1.0807
Net Asset Value per Series D Unit	0.9409	0.9480	0.9670	1.0733	0.9097
Net Asset Value per Series I Unit	1.1254	1.1465	1.1823	1.3268	1.1369
Net Asset Value per Series DS Unit	1.4415	1.4524	1.4814	1.6443	1.3936
Net Asset Value per Series DT Unit	1.5651	1.5612	1.5771	1.7338	1.4551
Net Asset Value per Series M Unit*	0.9347	0.9418	—	—	—

*Units issued on October 1, 2012

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.3808	n/a	$1.3886	n/a	$1.3368	n/a	$1.3365	n/a	$1.3550	n/a	$1.3301
2010	n/a	$1.0816	n/a	$1.0975	n/a	$1.2139	n/a	$1.2405	n/a	$1.1682	n/a	$1.1659
2011	n/a	$1.3232	n/a	$1.3463	n/a	$1.3119	n/a	$1.3439	n/a	$1.2687	n/a	$1.2231
2012	n/a	$1.1928	n/a	$1.2228	n/a	$1.2093	n/a	$1.2132	n/a	$1.3267	n/a	$1.2378
2013	$1.1068	$1.1304	$1.1540	$1.1061	$1.1249	$1.1372	$1.1522	$1.1807	$1.1463	$1.1056	$1.0849	$1.0939

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.2825	n/a	$1.2892	n/a	$1.2623	n/a	$1.1991	n/a	$1.2292	n/a	$1.1440
2010	n/a	$1.1497	n/a	$1.1940	n/a	$1.2333	n/a	$1.2900	n/a	$1.2786	n/a	$1.3296
2011	n/a	$1.2528	n/a	$1.2058	n/a	$1.1726	n/a	$1.1419	n/a	$1.1567	n/a	$1.1801
2012	n/a	$1.3023	n/a	$1.2757	n/a	$1.2148	$1.1940	$1.1486	$1.1491	$1.1386	$1.1335	$1.1397
2013	$1.1159	$1.1029	$1.1017	$1.0598	$1.0907	$1.0513	$1.0494	$1.0656	$1.0628	$1.0781	$1.0553	$1.1143

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.3165	n/a	$1.3228	n/a	$1.2724	n/a	$1.2710	n/a	$1.2876	n/a	$1.2629
2010	n/a	$1.0209	n/a	$1.0351	n/a	$1.1439	n/a	$1.1680	n/a	$1.0990	n/a	$1.0959
2011	n/a	$1.2365	n/a	$1.2571	n/a	$1.2239	n/a	$1.2527	n/a	$1.1816	n/a	$1.1382
2012	n/a	$1.1035	n/a	$1.1304	n/a	$1.1169	n/a	$1.1196	n/a	$1.2234	n/a	$1.1404
2013	$1.0142	$1.0354	$1.0566	$1.0123	$1.0291	$1.0399	$1.0532	$1.0787	$1.0469	$1.0094	$0.9900	$0.9978

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.2166	n/a	$1.2219	n/a	$1.1954	n/a	$1.1346	n/a	$1.1621	n/a	$1.0807
2010	n/a	$1.0798	n/a	$1.1205	n/a	$1.1563	n/a	$1.2085	n/a	$1.1969	n/a	$1.2436
2011	n/a	$1.1649	n/a	$1.1202	n/a	$1.0885	n/a	$1.0591	n/a	$1.0719	n/a	$1.0927
2012	n/a	$1.1988	n/a	$1.1734	n/a	$1.1164	$1.0968	$1.0547	$1.0547	$1.0446	$1.0396	$1.0448
2013	$1.0174	$1.0052	$1.0037	$0.9651	$0.9928	$0.9565	$0.9545	$0.9688	$0.9658	$0.9793	$0.9582	$1.0114

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.2296	n/a	$1.2380	n/a	$1.1935	n/a	$1.1946	n/a	$1.2127	n/a	$1.1919
2010	n/a	$0.8612	n/a	$0.8749	n/a	$0.9689	n/a	$0.9914	n/a	$0.9348	n/a	$0.9341
2011	n/a	$1.0694	n/a	$1.0895	n/a	$1.0630	n/a	$1.0903	n/a	$1.0305	n/a	$0.9947
2012	n/a	$0.9786	n/a	$1.0045	n/a	$0.9946	n/a	$0.9991	n/a	$1.0940	n/a	$1.0219
2013	$0.9212	$0.9415	$0.9617	$0.9224	$0.9386	$0.9495	$0.9626	$0.9870	$0.9588	$0.9254	$0.9087	$0.9168

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.1507	n/a	$1.1581	n/a	$1.0000	n/a	$0.9511	n/a	$0.9762	n/a	$0.9097
2010	n/a	$0.9223	n/a	$0.9590	n/a	$0.9918	n/a	$1.0387	n/a	$1.0308	n/a	$1.0733
2011	n/a	$1.0202	n/a	$0.9831	n/a	$0.9573	n/a	$0.9334	n/a	$0.9466	n/a	$0.9670
2012	n/a	$1.0765	n/a	$1.0558	n/a	$1.0067	$0.9900	$0.9530	$0.9540	$0.9459	$0.9423	$0.9480
2013	$0.9357	$0.9254	$0.9251	$0.8904	$0.9169	$0.8843	$0.8833	$0.8975	$0.8957	$0.9092	$0.8905	$0.9409

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.3678	n/a	$1.3760	n/a	$1.3246	n/a	$1.3247	n/a	$1.3435	n/a	$1.3193
2010	n/a	$1.0754	n/a	$1.0915	n/a	$1.2077	n/a	$1.2346	n/a	$1.1631	n/a	$1.1612
2011	n/a	$1.3208	n/a	$1.3444	n/a	$1.3105	n/a	$1.3428	n/a	$1.2681	n/a	$1.2229
2012	n/a	$1.1954	n/a	$1.2260	n/a	$1.2128	n/a	$1.2171	n/a	$1.3315	n/a	$1.2426
2013	$1.1135	$1.1375	$1.1614	$1.1134	$1.1325	$1.1451	$1.1604	$1.1893	$1.1548	$1.1141	$1.0934	$1.1026

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.2725	n/a	$1.2795	n/a	$1.2533	n/a	$1.1909	n/a	$1.2212	n/a	$1.1369
2010	n/a	$1.1454	n/a	$1.1899	n/a	$1.2294	n/a	$1.2864	n/a	$1.2755	n/a	$1.3268
2011	n/a	$1.2531	n/a	$1.2064	n/a	$1.1737	n/a	$1.1433	n/a	$1.1585	n/a	$1.1823
2012	n/a	$1.3078	n/a	$1.2815	n/a	$1.2208	$1.2000	$1.1546	$1.1553	$1.1449	$1.1400	$1.1465
2013	$1.1249	$1.1120	$1.1110	$1.0690	$1.1003	$1.0607	$1.0590	$1.0755	$1.0729	$1.0884	$1.0656	$1.1254

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.6591	n/a	$1.6705	n/a	$1.6103	n/a	$1.6119	n/a	$1.6363	n/a	$1.6082
2010	n/a	$1.3193	n/a	$1.3403	n/a	$1.4843	n/a	$1.5188	n/a	$1.4321	n/a	$1.4310
2011	n/a	$1.6383	n/a	$1.6690	n/a	$1.6285	n/a	$1.6702	n/a	$1.5787	n/a	$1.5239
2012	n/a	$1.4992	n/a	$1.5389	n/a	$1.5238	n/a	$1.5306	n/a	$1.6759	n/a	$1.5655
2013	$1.4113	$1.4423	$1.4733	$1.4131	$1.4380	$1.4547	$1.4748	$1.5121	$1.4690	$1.4178	$1.3921	$1.4045

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.5526	n/a	$1.5626	n/a	$1.5320	n/a	$1.4571	n/a	$1.4955	n/a	$1.3936
2010	n/a	$1.4129	n/a	$1.4692	n/a	$1.5194	n/a	$1.5912	n/a	$1.5792	n/a	$1.6443
2011	n/a	$1.5629	n/a	$1.5061	n/a	$1.4665	n/a	$1.4299	n/a	$1.4502	n/a	$1.4814
2012	n/a	$1.6492	n/a	$1.6175	n/a	$1.5423	$1.5167	$1.4600	$1.4616	$1.4491	$1.4435	$1.4524
2013	$1.4336	$1.4178	$1.4172	$1.3641	$1.4048	$1.3548	$1.3533	$1.3750	$1.3723	$1.3928	$1.3643	$1.4415

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2009	n/a	$1.7163	n/a	$1.7296	n/a	$1.6688	n/a	$1.6719	n/a	$1.6986	n/a	$1.6709
2010	n/a	$1.3787	n/a	$1.4019	n/a	$1.5538	n/a	$1.5912	n/a	$1.5016	n/a	$1.5017
2011	n/a	$1.7290	n/a	$1.7625	n/a	$1.7211	n/a	$1.7663	n/a	$1.6710	n/a	$1.6143
2012	n/a	$1.5974	n/a	$1.6411	n/a	$1.6263	n/a	$1.6350	n/a	$1.7913	n/a	$1.6747
2013	$1.5176	$1.5517	$1.5857	$1.5215	$1.5489	$1.5675	$1.5899	$1.6308	$1.5849	$1.5304	$1.5033	$1.5173

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2009	n/a	$1.6144	n/a	$1.6262	n/a	$1.5956	n/a	$1.5189	n/a	$1.5602	n/a	$1.4551
2010	n/a	$1.4839	n/a	$1.5443	n/a	$1.5984	n/a	$1.6754	n/a	$1.6642	n/a	$1.7338
2011	n/a	$1.6570	n/a	$1.5981	n/a	$1.5574	n/a	$1.5198	n/a	$1.5426	n/a	$1.5771
2012	n/a	$1.7653	n/a	$1.7329	n/a	$1.6536	$1.6269	$1.5667	$1.5691	$1.5563	$1.5510	$1.5612
2013	$1.5493	$1.5329	$1.5329	$1.4761	$1.5207	$1.4673	$1.4662	$1.4904	$1.4881	$1.5110	$1.4806	$1.5651

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2013	$0.9151	$0.9353	$0.9553	$0.9163	$0.9324	$0.9432	$0.9563	$0.9805	$0.9525	$0.9193	$0.9027	$0.9107

	July 15th	July	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	n/a	n/a	n/a	n/a	$1.0000	$0.9834	$0.9467	$0.9477	$0.9396	$0.9360	$0.9418
2013	$0.9296	$0.9193	$0.9189	$0.8845	$0.9109	$0.8785	$0.8775	$0.8916	$0.8898	$0.9032	$0.8846	$0.9347

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: September 1, 2007

Aggregate Subscriptions: $17,640,830

Current Capitalization:   $6,492,354

Worst Monthly Drawdown (2):  (6.93) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (24.30) % (March 2009 — December 2013)

Net Asset Value per Unit for Class A, December 31, 2013:   $1.1143

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	(0.82)%	1.08%	(0.48)%	(5.45)%	(.25)%
February	(2.15)	2.52	1.75	1.47	0.56
March	2.81	(1.10)	(2.56)	10.61	(3.73)
April	3.83	0.32	2.44	2.19	(0.02)
May	(6.36)	9.36	(5.60)	(5.83)	1.38
June	(1.06)	(6.70)	(3.59)	(0.20)	(1.84)
July	0.82	5.21	2.43	(1.39)	(3.58)
August	(3.91)	(2.04)	(3.75)	3.85	0.52
September	(0.80)	(4.77)	(2.75)	3.29	(2.09)
October	1.36	(5.45)	(2.62)	4.60	(5.01)
November	1.17	(0.87)	1.30	(0.88)	2.51
December	3.36	0.10	2.02	3.99	(6.93)
Compound Annual Rate of Return	(2.23)%	(3.42)%	(11.25)%	16.22%	(17.37)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 11.43%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $39,780,512

Current Capitalization:   $11,678,312

Worst Monthly Drawdown (2):  (7.00) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (27.69) % (March 2009 —December 2013)

Net Asset Value per Unit for Class C, December 31, 2013:   $1.0114

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	(0.90)%	0.99%	(0.57)%	(5.53)%	(.33)%
February	(2.23)	2.44	1.67	1.39	0.48
March	2.73	(1.19)	(2.64)	10.51	(3.81)
April	3.73	0.24	2.35	2.11	(0.11)
May	(6.42)	9.27	(5.68)	(5.91)	1.31
June	(1.15)	(6.78)	(3.67)	(0.28)	(1.92)
July	0.74	5.12	2.35	(1.47)	(3.67)
August	(3.99)	(2.12)	(3.84)	3.77	0.44
September	(0.89)	(4.85)	(2.83)	3.20	(2.17)
October	1.29	(5.53)	(2.70)	4.51	(5.09)
November	1.08	(0.96)	1.21	(0.96)	2.42
December	3.28	0.02	1.94	3.90	(7.00)
Compound Annual Rate of Return	(3.20)%	(4.38)%	(12.13)%	15.07%	(18.19)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 1.14%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: November 1, 2007

Aggregate Subscriptions:    $11,539,086

Current Capitalization:   $1,738,212

Worst Monthly Drawdown (2):  (6.81) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.20) % (March 2009 - May 2012)

Net Asset Value per Unit for Class D, December 31, 2013:   $0.9409

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	(0.69)%	1.20%	(0.36)%	(5.33)%	(.12)%
February	(2.03)	2.65	1.88	1.59	0.68
March	2.94	(0.99)	(2.43)	10.74	(3.59)
April	3.95	0.45	2.57	2.32	0.09
May	(6.24)	9.50	(5.48)	(5.71)	1.52
June	(0.93)	(6.59)	(3.47)	(0.07)	(1.72)
July	0.94	5.34	2.56	(1.26)	(3.46)
August	(3.78)	(1.92)	(3.64)	3.98	0.64
September	(0.69)	(4.65)	(2.62)	3.42	—
October	1.49	(5.33)	(2.50)	4.73	(4.89)
November	1.30	(0.75)	1.41	(0.76)	2.64
December	3.49	0.22	2.16	4.12	(6.81)
Compound Annual Rate of Return	(.75)%	(1.96)%	(9.91)%	17.98%	(14.43)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (5.91)%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: October 1, 2007

Aggregate Subscriptions:  $5,155,444

Current Capitalization:   $1,337,151

Worst Monthly Drawdown (2):  (6.90) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (22.92) % (March 2009 — December 2013)

Net Asset Value per Unit for Class I, December 31, 2013:   $1.1254

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	(0.78)%	1.11%	(0.45)%	(5.41)%	(.21)%
February	(2.12)	2.56	1.79	1.50	0.60
March	2.85	(1.08)	(2.52)	10.65	(3.74)
April	3.86	0.35	2.46	2.23	0.01
May	(6.32)	9.40	(5.56)	(5.79)	1.42
June	(1.03)	(6.68)	(3.56)	(0.16)	(1.80)
July	0.85	5.25	2.47	(1.36)	(3.55)
August	(3.87)	(2.01)	(3.73)	3.89	0.55
September	(0.78)	(4.74)	(2.71)	3.32	(2.05)
October	1.40	(5.42)	(2.59)	4.64	(4.98)
November	1.20	(0.84)	1.33	(0.85)	2.54
December	3.40	0.14	2.05	4.02	(6.90)
Compound Annual Rate of Return	(1.84)%	(3.03)%	(10.89)%	16.70%	(17.07)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 12.54%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:   $199,289,515

Current Capitalization:   $47,609,112

Worst Monthly Drawdown (2):  (6.81) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.03) % (March 2009 — May 2012)

Net Asset Value per Unit for Class DS, December 31, 2013:   $1.4415

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	(0.70)%	1.20%	(0.36)%	(5.33)%	(.12)%
February	(2.02)	2.65	1.87	1.59	0.69
March	2.94	(0.98)	(2.43)	10.74	(3.60)
April	3.95	0.45	2.56	2.32	0.10
May	(6.24)	9.49	(5.48)	(5.71)	1.51
June	(0.94)	(6.59)	(3.47)	(0.08)	(1.72)
July	0.95	5.34	2.56	(1.26)	(3.46)
August	(3.79)	(1.92)	(3.63)	3.98	0.64
September	(0.68)	(4.65)	(2.63)	3.42	(1.96)
October	1.49	(5.34)	(2.50)	4.73	(4.89)
November	1.29	(0.75)	1.42	(0.75)	2.64
December	3.50	0.23	2.15	4.12	(6.81)
Compound Annual Rate of Return	(.75)%	(1.96)%	(9.91)%	17.99%	(16.11)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 44.15%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $122,132,857

Current Capitalization:   $14,111,528

Worst Monthly Drawdown (2):  (6.74) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (20.29) % (March 2009 - December 2010)

Net Asset Value per Unit for Class DT, December 31, 2013:  $1.5651

Monthly Rates of Return (4)

Month	2013	2012	2011	2010	2009
January	(0.61)%	1.29%	(0.28)%	(5.25)%	(.04)%
February	(1.95)	2.74	1.94	1.68	0.77
March	3.02	(0.90)	(2.35)	10.84	(3.52)
April	4.04	0.53	2.63	2.41	0.19
May	(6.16)	9.56	(5.40)	(5.63)	1.60
June	(0.86)	(6.51)	(3.39)	0.01	(1.63)
July	1.03	5.41	2.65	(1.19)	(3.38)
August	(3.71)	(1.84)	(3.55)	4.07	0.73
September	(0.60)	(4.57)	(2.55)	3.50	(1.88)
October	1.57	(5.26)	(2.41)	4.82	(4.81)
November	1.38	(0.66)	1.50	(0.67)	2.72
December	3.58	0.31	2.24	4.18	(6.74)
Compound Annual Rate of Return	.25%	(1.01)%	(9.04)%	19.15%	(15.26)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 40.75%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2013

Type of Pool:  Single Advisor Non-”Principal Protected” (1)

Inception of Trading: October 1, 2013

Aggregate Subscriptions:  $4,686,318

Current Capitalization:   $3,364,821

Worst Monthly Drawdown (2):  (6.24) % (May 2013)

Worst Peak-to-Valley Drawdown (3):  (12.15) % (October 2012 —December 2013)

Net Asset Value per Unit for Class M, December 31, 2013:   $0.9347

Monthly Rates of Return (4)

Month	2013	2012
January	(0.69)%	0.00%
February	(2.03)	—
March	2.94	—
April	3.95	—
May	(6.24)	—
June	(0.94)	—
July	0.94	—
August	(3.79)	—
September	(0.68)	—
October	1.49	(5.40)
November	1.30	(0.75)
December	3.49	0.23
Compound Annual Rate of Return	(.75)%	(5.89)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is (6.53)%.

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

Year ended December 31, 2013

Total Trading
Profit (Loss)
Stock Indices	$12,903,880
Metals	3,012,643
Agricultural Commodities	567,255
Currencies	(3,024,130)
Energy	(7,079,331)
Interest Rates	(4,537,269)
Subtotal	1,843,048
Brokerage Commissions	(802,619)
Total	$1,040,429

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2013 of $1,843,048.  The Fund’s profits were primarily attributable to the stock indices metals and agriculture sector posting profits. The currency, interest rates and energy sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. The market movement in the first few days of January broadly set the stage for the rest of the month. Equity markets were strong globally; positions anticipating this delivered the largest positive contribution to the monthly result. Profits were posted to the Fund in the middle of the first quarter. Losses on the Trading Program’s long positions in markets that from the beginning of February reacted (such as those in China, Russia, the Netherlands and Mexico), were compensated by gains earned on rising stock markets (especially in Australia, Switzerland and the U.S.). Profits were posted to the Fund at the end of the first quarter which was based on the strength in the United States. Although positions in Australia, Hong Kong, South Africa, and Greece and in European banks resulted in some losses, on balance the Trading Program did not score significantly negative in any time zone. Profits were posted to the Fund at the beginning of the second quarter resulting from stock markets driven by the low interest rate policy in the U.S. and Western Europe. Profits were posted to the Fund in the middle of the second quarter. The largest gains (on the long side) in the stock markets came mainly from the United States and continental Europe. During the continued development of the Trading Program’s long equity positions, the Trading Program increasingly moved to emerging economies, resulting in profits in Malaysia and South Africa. Losses were posted to the Fund at the end of the second quarter. Many stock markets in June reacted negatively to the approaching end of the quantitative easing program, and this was felt by the Trading Program especially on long positions in Western Europe. The Trading Program’s long positions in South Africa received relatively the biggest blow. Profits on the Trading Program’s short positions in other emerging economies (Brazil, China, Russia, Turkey), as well as positions anticipating increasing volatility in the U.S., were not sufficient to compensate for these losses. Profits were posted to the Fund at the beginning of the third quarter. The biggest losses came from the Trading Program’s short positions, both in emerging economies (Russia, China, South Korea, Brazil, India and South Africa) as well as in some individual stocks and sector indices (e.g. banks). However, this was more than offset by gains on the Trading Program’s long positions in the U.S. and in Taiwan. The Trading Program was also able to score a net positive result in the zigzagging Europe with predominantly long positions. Losses were posted to the Fund in the middle of the third quarter. The Trading Program had a good start to August from rising equity markets in Europe, America and Japan but these trends soon reversed. The largest losses came from positions anticipating, - directly or indirectly - rising equity markets, especially those in the U.S. Profits were posted to the Fund at the end of the third quarter which were generated from the Trading Program’s long positions in equity markets. The stock indices posted profits to the Fund at the beginning of the fourth quarter. Most volatility manifested itself in the stock markets, which ultimately proved to be an important source of profits. The largest profits came from rising markets in Europe.  Profits were posted to the Fund in the middle of the fourth quarter due to rising equity markets in the U.S., Europe and Japan. Profits were posted to the Fund at the end of the fourth quarter. In mid-December Mr. Bernanke, Chairman of the U.S. Federal Reserved announced that the U.S. Federal Reserve would start tapering QE in January and freed from uncertainty about this, markets regained their upward momentum to finish higher.

The metals sector posted profits to the Fund.  Losses were posted to the Fund at the beginning of the first quarter only to be reversed in the middle of the first quarter. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s short positions in gold and silver. Profits were posted to the Fund at the end of the first quarter. Profits were posted to the Fund at the beginning of the second quarter. Disappointing economic growth in China contributed to a major drop in metal prices benefitting the Trading Program. Profits were posted to the Fund in the middle of the second quarter due to the Trading Program’s short positions. Profits were posted to the Fund at the end of the second quarter due to the downward trends in metals. Losses were posted to the Fund at the beginning through the middle of the third quarter due to the Trading Program’s short positions base metals. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s long positions in gold. Losses were posted to the Fund at the beginning of the fourth quarter due to the Trading Program’s short positions. By the end of October, the Trading Program had reversed from short to net long positions in metals. Profits were posted to the Fund in the middle of the fourth quarter due to the Trading Program’s net long positions. However, the metals in which the Trading Program still had short positions (gold, silver and copper) came down more than the longs did. Responding to the decline the Trading Program turned quickly to more shorts in metals. This position was an important contributor to the diversification as well as the result. Profits were posted to the Fund at the end of the fourth quarter due to the Trading Program’s short positions in precious metals.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter only to be reversed in the middle of the quarter. Profits were posted to the Fund in the middle of the first quarter by the Trading Program anticipating the continuing fall of the prices of wheat and beef. Profits were posted to the Fund at the end of the first quarter as the Trading Program anticipated further falling prices of coffee, sugar, wheat and meat. Losses were posted to the Fund at the beginning of the second quarter. The after-effects of a crop report from the end of March resulted in losses at the beginning of April. Profits were posted to the Fund in the middle of the second quarter. The sugar market experienced acceleration in its prevailing downward trend in May in which the Trading Program benefited from this development. The Trading Program benefitted from the rising price of soybeans due to the cold spring in the United States and delayed seeding of this crop. Profits were posted to the Fund at the end of the second quarter. Downward trends in wheat, soybean oil, milk and coffee; and upward trends in hogs resulted in profits posted to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s positions in falling prices of corn and vegetable oils, and the rising prices of European potatoes. Losses were posted to the Fund in the middle of the third quarter. The Trading Program entered August with large short positions in grains, which proved to be successful at the beginning of August. But then grain prices started to rise. Especially the prices of oilseeds (soy, rapeseed, palm oil, etc.) shot up: a trend reversal resulting in losses. Losses were posted to the Fund at the end of the third quarter. Even though some of the divergent trends did pay off, such as the declining prices of corn, soybean oil and rape seed, and the rising prices of hogs and cocoa was not enough to offset losses in other positions. Losses were posted to the Fund at the beginning of the fourth quarter. In sugar and cotton, the Trading Program had already shifted earlier in October from short to long, to long positions but this did not work out well resulting in losses. Corn prices kept on declining, while soy meal and related commodities rose in November resulting in profits posted to the Fund in the middle of the fourth quarter. Profits were posted to the Fund at the end of the fourth quarter.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Profits were earned in the carry trades with the high yielding currencies of New Zealand, Turkey, Romania, or Mexico on the long side and the low yielding currencies of Japan, Great Britain or the United States on the short side. Losing positions were those with the high yielding currency of South Africa on the long side and positions with the low yielding euro on the short side. This was taken advantage of with the Trading Program’s long positions versus the also low yielding currencies of Singapore, Hong Kong and Taiwan. Losses were posted to the Fund in the middle of the first quarter. The carry trades resulted in losses posted to the Fund when anticipating a falling U.S. dollar relative to the high yielding currencies of India, Hungary, Poland, Romania and Colombia. Profits were posted to the Fund at the end of the first quarter. The Trading Program was correctly positioned to profit from the falling euro and Japanese yen, and the strength of the currencies of Mexico, the U.S., Australia, Israel and Turkey.  Losses were posted to the Fund at the beginning of the second quarter. The Trading Program lost in the risk concentration around “short euro”. These losses were partially, but not enough to offset the losses, compensated by gains on “long carry” positions, in particular those with a long position in the high yielding currencies of Mexico, New Zealand, China, India and Romania. Losses were posted to the Fund in the middle of the second quarter. Significant movements in the currency markets were accelerating declines in the currencies of many emerging economies, such as those of Brazil, Chile, South Africa, Turkey and India; although the Chinese currency remained strong. The Trading Program suffered from its initially fairly large “long carry” and “short euro” positions. The Trading Program’s positions anticipating a further strengthening of currencies of resource-rich countries, such as Canada, Mexico, Russia, Australia and New Zealand, also suffered.  Although most of these positions were phased out over the course of May, losses prevailed. Eventually, the biggest risk concentration in the currency markets became “long U.S. dollar”, both versus Europe and versus emerging countries. Losses were posted to the Fund at the end of the second quarter. The “long carry” positions were largely phased out in May, so further losses on these positions remained limited in June. Greater were the losses due to a wide zigzag of the U.S. dollar versus the Western European currencies (euro, British pound, Swiss franc): from a stronger dollar to a weaker dollar and back to a stronger dollar again, the Trading Program that started at the beginning of June with a long dollar position was affected. The weakness of the currencies of emerging economies (e.g. Brazil, Turkey, Russia, India and Thailand) and positions profiting from the falling exchange rates of the currencies of Australia and New Zealand was not enough to offset the losses in the other currency markets. Losses were posted to the Fund at the beginning of the third quarter. The European zigzag produced losses in the euro, the Swiss franc and the British pound. The reaction at the end of July in the Japanese QE trend produced losses on short Japanese yen positions. And the turn from “short emerging” to “long oil” was accompanied by losses on the Mexican peso and the Russian ruble. Losses were posted to the Fund in the middle of the third quarter due to the Trading Program’s long positions. Profits were posted to the Fund at the end of the third quarter due to the Trading Program’s short U.S. dollar and Japanese yen. Losses were posted to the Fund at the beginning of the fourth quarter.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to the Trading Program’s long positions in European bond markets. Profits were posted to the Fund in the middle of the first quarter due to the Trading Program’s long positions in Korea and Japan, as well as on the shorter end of the yield curve in Great Britain. Profits were posted to the Fund at the end of the first quarter due to the Trading Program’s long positions in Korean and Japanese bonds. But most of the profits resulted from numerous, often hybrid, synthetic positions, of which a significant portion was “short euro” related.  Profits were posted to the Fund at the beginning of the second quarter. The upward trends of bonds in countries with a low interest rate policy resulted in profits to the Fund. Losses were posted to the Fund in the middle of the second quarter, resulting from the Trading Program’s long positions in the United States and continental Europe. Profits were posted to the Fund at the end of the second quarter from the Trading Program’s short positions, especially in the U.S., Canada, England, Germany and South Korea. Losses were posted to the Fund at the beginning of the third quarter. Losses were posted to the Fund in the middle of the third quarter. In and around the U.S., the Trading Program built on the ‘long inflation’ theme, with positions anticipating rising interest rates. The majority of these positions turned out to be unsuccessful. Losses were posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning of the fourth quarter due to a European recovery especially in the financial markets. Profits were posted to the Fund in the middle of the fourth quarter. In the U.S. bond markets the Trading Program turned from losing long positions to (in the second half of November profitable short positions on the longer end of the yield curve. Losses were posted to the Fund at the end of the fourth quarter. The Trading Program’s largest losses came from its long positions in European bond markets.

The energy sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter when anticipating falling prices of electricity, coal and carbon emissions delivered positive results.  Losses were posted to the Fund in the middle through the end of the first quarter due to the oil markets. Losses were posted to the Fund at the beginning of the second quarter. Losses were posted to the Fund in the middle of the second quarter resulting from the Trading Program’s long positions in both oil and gas. Losses were posted to the Fund at the end of the second quarter due to oil markets. Profits were posted to the Fund at the beginning of the third quarter from rising oil markets. Profits continued to be posted to the Fund in the middle of the third quarter resulting from the Trading Program’s long positions in oil. Losses were posted to the Fund at the end of the third quarter. At the beginning of September the Trading Program held fairly large long positions in crude oil futures, and futures on derivatives such as gasoline. Oil markets declined at the end of September resulting in losses. Losses were posted to the Fund at the beginning through the middle of the fourth quarter. In November natural gas prices accelerated strongly coming from lows; a particularly unfavorable movement for a trend following strategy. Profits were posted to the Fund at the end of the fourth quarter.

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

During the periods set forth above in “Selected Financial Data”, the interest rates in many countries were at unusually low levels. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund’s profit potential generally tends to be diminished.  On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Fund’s management fees and Sponsor fees are a constant percentage of the Fund’s assets.  Brokerage commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  Performance fees payable to Transtrend are based on the New Trading Profits generated by the Fund excluding interest and prior to reduction for Sponsor fees.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the periods ended December 31, 2013 and December 31, 2012, the Fund’s average month-end Net Asset Value was approximately $122,272,149 and $180,136,434, respectively.

December 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	758,669	0.62%	1,925,898	252,136
Currencies	1,494,468	1.22%	4,447,572	27,755
Energy	563,083	0.46%	1,025,164	235,840
Interest Rates	6,304,589	5.16%	15,029,039	862,227
Metals	3,637,158	2.97%	9,326,488	1,509,137
Stock Indices	1,779,668	1.46%	5,165,989	239,128

Total	14,537,635	11.89%	36,920,150	3,126,223

December 31, 2012

\	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$3,044,770	1.69%	$4,978,827	$140,404
Currencies	1,677,283	0.93%	3,055,315	728,396
Energy	6,894,487	3.83%	12,191,238	108,082
Interest Rates	2,302,058	1.28%	5,918,334	362,418
Metals	3,342,131	1.86%	5,612,802	1,689,257
Stock Indices	4,341,301	2.41%	10,476,156	856,702

Total	$21,602,030	12.00%	$42,232,672	$3,885,259

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

The following were the primary trading risk exposures of the Fund as of December 31, 2013, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2013. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2013.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Transtrend to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that Transtrend has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of the ongoing process of monitoring Transtrend with the market risk controls being applied by Transtrend.

Risk Management

Risk management plays a role in the Trading Advisor’s trading methodology.  The Trading Program is designed to pursue capital growth within the limits of a defined risk tolerance. Specific risk provisions are computed for each market exposure.  Risk assessments are determined on the basis of evaluation of price behavior.

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

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2013

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2013	2013	2013	2013	2012	2012	2012	2012
Total Income (Loss)	$6,677,406	$(3,155,093)	$(3,641,283)	$1,156,115	$(8,791,255)	$(1,217,202)	$8,093,417	$7,611,825
Total Expenses	715,243	791,008	887,683	957,194	1,048,022	1,158,748	1,408,362	1,333,473
Net Income (Loss)	$5,962,163	$(3,946,101)	$(4,528,966)	$198,921	$(9,839,277)	$(2,375,950)	$6,685,055	$6,278,352

Net Income (Loss) per weighted average Unit (1)	$0.0729	$(0.0429)	$(0.0446)	$0.0018	$(0.0848)	$(0.0200)	$0.0502	$0.0416

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and the Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2013, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”.

Based on its assessment the Fund’s management concluded that at December 31, 2013, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control, over financial reporting.

Item 9B:	Other Information

Not applicable.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

	10(a) and 10(b)	Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisor on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Keith Glenfield	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Spencer Boggess	Vice President and Manager

James D. Bowden	Vice President and Manager

Dominick A. Carlino	Vice President and Manager

James L. Costabile	Vice President and Manager

Nancy Fahmy	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

Colleen R. Rusch	Vice President and Manager

Steven L. Suss	Vice President and Manager

Keith Glenfield, age 39, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.  In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 47, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Spencer Boggess, age 46, has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 60, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 41, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 38, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Nancy Fahmy, age 39, has been a Vice President of MLAI since January 2014. Ms. Fahmy has been a Managing Director within GWRS and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI since December 2012.  She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012.  In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital.  Ms. Fahmy has been listed as a principal of MLAI since January 9, 2014.  Ms. Fahmy was previously an NFA Associate Member and registered as an Associated Person of MLPF&S from March 2009 to November 2010.  Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Ninon Marapachi, age 36, has been a Vice President of MLAI since January 2014. Mr. Marapachi has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 37, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 37, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Colleen R. Rusch, age 46, is a Vice President and Manager of MLAI and a Managing Director within GWRS responsible for overseeing GWRS Alternative Investments operations and trading platform since January 2008.  Ms. Rusch has been listed as a principal of MLAI since September 14, 2010.  In addition, from July 2005 to October 2010, Mrs.  Rusch served as Chief Administrative Officer and Vice President of IQ Investment Advisors LLC (“IQ”), an investment advisory firm, and served as Vice President and Secretary of each of IQ’s publicly traded closed-end fund companies.  Ms. Rusch holds a B.S. degree in Business Administration from Saint Peter’s College in New Jersey.

Steven L. Suss, age 54, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss has also served as Senior Vice President of BACA since July 2007 and has been listed as a principal of BACA since November 19, 2012.  Mr. Suss is responsible within BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

As of December 31, 2013, the principals of MLAI had no investment in the Fund, and MLAI’s sponsor interest in the Fund was valued at $0.

MLAI acts as the sponsor, general partner or manager to eight public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, Man AHL FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2013 were timely and correctly made.

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

(b)                                 Security Ownership of Management:

As of December 31, 2013, MLAI owned no Unit-equivalent member interests. The principals of MLAI did not own any Units, and Transtrend did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Director Independence:

No person who served as a manager of MLAI during 2013 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2013 and 2012 were $173,595 and $163,000, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2013 and 2012, related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2013 and 2012, other than as set forth in the preceding paragraph (a).

(e)                                  Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits, Financial Statement Schedules

Page
1. Financial Statements (found in Exhibit 13.01):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2013 and 2012	2

Statements of Operations for the years ended December 31, 2013, 2012 and 2011	3

Statements of Changes in Members’ Capital for the years ended December 31, 2013, 2012 and 2011	4

Financial Data Highlights for the years ended December 31, 2013, 2012 and 2011	6

Notes to Financial Statements	9

2.                                      Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on June 25, 2007.

3.02	Third Amended and Restated Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

3.03	Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 11, 2013.

10.01	Customer Agreement between ML Transtrend DTP Enhanced FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Registration Statement on Form 10 filed on November 13, 2007.

10.02	Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend B.V.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.

10.03	Amendment to the Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend B.V.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.03 contained in the registrant’s Report on Form 8-K filed on March 13, 2014.

13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

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

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, Manager

By:	/s/ Keith Glenfield
Keith Glenfield
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 25, 2014
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 25, 2014
Barbra E. Kocsis	(Principal Financial Officer)

/s/Spencer Boggess	Vice President and Manager	March 25, 2014
Spencer Boggess

/s/James D. Bowden	Vice President and Manager	March 25, 2014
James D. Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 25, 2014
Dominick A.Carlino

/s/James L. Costabile	Vice President and Manager	March 25, 2014
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 25, 2014
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 25, 2014
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 25, 2014
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 25, 2014
Greg Parets

/s/Colleen R. Rusch	Vice President and Manager	March 25, 2014
Colleen R. Rusch

/s/Steven L. Suss	Vice President and Manager	March 25, 2014
Steven L. Suss

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

2013 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2013 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.