Form 10-Q
period 2014-06-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2014-08-14
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, 52,820,804 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2014	2013
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $12,208,556 for 2014 and $14,999,063 for 2013)	$67,974,074	$91,648,859
Unrealized profit on open futures contracts	3,025,284	5,348,804
Cash	549,775	530,432
Other assets	1,717	90

TOTAL ASSETS	$71,550,850	$97,528,185

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$115,647	$182,957
Redemptions payable	985,694	10,248,917
Unrealized loss on open futures contracts	164,431	461,338
Other liabilities	282,595	303,483

Total liabilities	1,548,367	11,196,695

MEMBERS’ CAPITAL:
Members’ Interest (52,820,804 Units and 66,052,414 Units outstanding; unlimited Units authorized)	70,002,483	86,331,490
Total members’ capital	70,002,483	86,331,490

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$71,550,850	$97,528,185

NET ASSET VALUE PER UNIT:

Class A	$1.1463	$1.1143
Class C	$1.0352	$1.0114
Class D	$0.9751	$0.9409
Class I	$1.1600	$1.1254
Class DS	$1.4939	$1.4415
Class DT	$1.6267	$1.5651
Class M	$0.9687	$0.9347

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
TRADING PROFIT (LOSS):

Realized, net	$4,838,217	$(1,982,610)	$5,425,197	$(1,395,337)
Change in unrealized, net	227,630	(1,447,389)	(2,026,613)	(629,571)
Brokerage commissions	(148,658)	(208,674)	(299,490)	(458,606)

Total trading profit (loss), net	4,917,189	(3,638,673)	3,099,094	(2,483,514)

INVESTMENT INCOME (EXPENSE):
Interest, net	(472)	(2,610)	(1,098)	(1,654)

EXPENSES:
Management fee	260,730	613,928	576,606	1,283,293
Sponsor fee	92,713	139,337	188,747	283,214
Other	133,486	134,418	269,422	278,370
Total expenses	486,929	887,683	1,034,775	1,844,877

NET INVESTMENT INCOME (LOSS)	(487,401)	(890,293)	(1,035,873)	(1,846,531)

NET INCOME (LOSS)	$4,429,788	$(4,528,966)	$2,063,221	$(4,330,045)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	5,053,538	8,736,214	5,348,669	9,007,493
Class C	10,747,426	15,186,205	11,164,599	15,358,465
Class D	2,008,269	7,086,623	1,981,453	7,068,921
Class I	1,069,346	1,450,215	1,113,907	1,437,653
Class DS	25,706,639	51,583,831	28,791,653	54,776,537
Class DT	7,867,028	13,664,132	8,349,446	14,384,518
Class M	4,238,331	3,831,377	3,976,562	4,021,948

Net income (loss) per weighted average Unit
Class A	$0.0645	$(0.0426)	$0.0237	$(0.0455)
Class C	$0.0563	$(0.0411)	$0.0206	$(0.0457)
Class D	$0.0583	$(0.0327)	$0.0379	$(0.0312)
Class I	$0.0666	$(0.0488)	$0.0292	$(0.0500)
Class DS	$0.0888	$(0.0481)	$0.0347	$(0.0413)
Class DT	$0.0994	$(0.0470)	$0.0524	$(0.0391)
Class M	$0.0580	$(0.0284)	$0.0405	$(0.0246)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited) (in Units)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital June 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital June 30, 2014
Class A	9,473,298	70,834	(938,602)	8,605,530	5,826,089	—	(942,191)	4,883,898
Class C	15,352,391	2,359,624	(2,993,174)	14,718,841	11,546,887	868,789	(2,350,787)	10,064,889
Class D	6,838,004	248,618	—	7,086,622	1,847,373	160,897	—	2,008,270
Class I	1,390,934	311,628	(450,486)	1,252,076	1,188,118	25,881	(164,413)	1,049,586
Class DS	59,889,179	1,649,241	(13,266,013)	48,272,407	33,027,431	153,276	(9,791,884)	23,388,823
Class DT	15,166,653	115,978	(2,725,781)	12,556,850	9,016,617	—	(1,721,890)	7,294,727
Class M	3,691,820	1,056,293	(1,056,779)	3,691,334	3,599,899	930,857	(400,145)	4,130,611

Total Members’ Units	111,802,279	5,812,216	(21,430,835)	96,183,660	66,052,414	2,139,700	(15,371,310)	52,820,804

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(unaudited)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2014
Class A	$10,797,104	$81,073	$(1,054,138)	$(410,166)	$9,413,873	$6,492,354	$—	$(1,020,717)	$126,661	$5,598,298
Class C	16,040,651	2,440,348	(3,092,460)	(701,601)	14,686,938	11,678,312	850,000	(2,339,265)	229,642	10,418,689
Class D	6,482,616	235,000	—	(220,770)	6,496,846	1,738,212	145,000	—	75,148	1,958,360
Class I	1,594,694	359,000	(501,263)	(71,881)	1,380,550	1,337,151	28,000	(180,199)	32,549	1,217,501
Class DS	86,982,563	2,359,243	(19,279,057)	(2,263,463)	67,799,286	47,609,112	211,996	(13,879,895)	1,000,406	34,941,619
Class DT	23,677,970	179,963	(4,242,444)	(563,051)	19,052,438	14,111,528	—	(2,682,780)	437,892	11,866,640
Class M	3,476,834	994,000	(1,009,967)	(99,113)	3,361,754	3,364,821	854,903	(379,271)	160,923	4,001,376

Total Members’ Capital	$149,052,432	$6,648,627	$(29,179,329)	$(4,330,045)	$122,191,685	$86,331,490	$2,089,899	$(20,482,127)	$2,063,221	$70,002,483

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Net asset value, beginning of period	$1.0818	$0.9794	$0.9169	$1.0937	$1.4047	$1.5276	$0.9108

Net realized and net change in unrealized trading profit (loss)	0.0772	0.0698	0.0655	0.0781	0.1004	0.1092	0.0651
Brokerage commissions	(0.0023)	(0.0021)	(0.0019)	(0.0023)	(0.0030)	(0.0032)	(0.0019)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0104)	(0.0119)	(0.0054)	(0.0095)	(0.0082)	(0.0069)	(0.0053)

Net asset value, end of period	$1.1463	$1.0352	$0.9751	$1.1600	$1.4939	$1.6267	$0.9687

Total Return: (a) (d)

Total return before Performance fees	5.96%	5.69%	6.36%	6.06%	6.36%	6.49%	6.36%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	5.96%	5.69%	6.36%	6.06%	6.36%	6.49%	6.36%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.94%	1.19%	0.56%	0.84%	0.56%	0.44%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.56%	0.84%	0.56%	0.44%	0.56%

Net investment income (loss)	-0.94%	-1.19%	-0.56%	-0.84%	-0.56%	-0.43%	-0.56%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios are not annualized.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Net asset value, beginning of period	$1.1143	$1.0114	$0.9409	$1.1254	$1.4415	$1.5651	$0.9347

Net realized and net change in unrealized trading profit (loss)	0.0569	0.0514	0.0485	0.0576	0.0742	0.0809	0.0481
Brokerage commissions	(0.0043)	(0.0039)	(0.0036)	(0.0043)	(0.0056)	(0.0060)	(0.0036)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0206)	(0.0237)	(0.0107)	(0.0187)	(0.0162)	(0.0133)	(0.0105)

Net asset value, end of period	$1.1463	$1.0352	$0.9751	$1.1600	$1.4939	$1.6267	$0.9687

Total Return: (a) (d)

Total return before Performance fees	2.86%	2.35%	3.64%	3.07%	3.64%	3.94%	3.64%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	2.86%	2.35%	3.64%	3.07%	3.64%	3.94%	3.64%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	1.90%	2.40%	1.15%	1.70%	1.15%	0.85%	1.15%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.90%	2.40%	1.15%	1.70%	1.15%	0.85%	1.15%

Net investment income (loss)	-1.90%	-2.40%	-1.14%	-1.70%	-1.14%	-0.85%	-1.14%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios are not annualized.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Net asset value, beginning of period	$1.1372	$1.0399	$0.9495	$1.1451	$1.4547	$1.5675	$0.9432

Net realized and net change in unrealized trading profit (loss)	(0.0305)	(0.0278)	(0.0256)	(0.0308)	(0.0392)	(0.0423)	(0.0254)
Brokerage commissions	(0.0018)	(0.0016)	(0.0015)	(0.0018)	(0.0023)	(0.0024)	(0.0015)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0110)	(0.0127)	(0.0056)	(0.0099)	(0.0087)	(0.0055)	(0.0056)

Net asset value, end of period	$1.0939	$0.9978	$0.9168	$1.1026	$1.4045	$1.5173	$0.9107

Total Return: (a) (d)

Total return before Performance fees	-3.81%	-4.05%	-3.45%	-3.71%	-3.45%	-3.21%	-3.45%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.81%	-4.05%	-3.45%	-3.71%	-3.45%	-3.21%	-3.45%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.97%	1.22%	0.60%	0.87%	0.60%	0.35%	0.60%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.97%	1.22%	0.60%	0.87%	0.60%	0.35%	0.60%

Net investment income (loss)	-0.98%	-1.23%	-0.60%	-0.88%	-0.60%	-0.35%	-0.60%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios are not annualized.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

Per Unit Operating Performance:	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Net asset value, beginning of period	$1.1397	$1.0448	$0.9480	$1.1465	$1.4524	$1.5612	$0.9418

Net realized and net change in unrealized trading profit (loss)	(0.0201)	(0.0183)	(0.0168)	(0.0203)	(0.0258)	(0.0279)	(0.0167)
Brokerage commissions	(0.0037)	(0.0034)	(0.0031)	(0.0037)	(0.0047)	(0.0051)	(0.0031)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0220)	(0.0253)	(0.0113)	(0.0199)	(0.0174)	(0.0109)	(0.0113)

Net asset value, end of period	$1.0939	$0.9978	$0.9168	$1.1026	$1.4045	$1.5173	$0.9107

Total Return: (a) (d)

Total return before Performance fees	-4.02%	-4.50%	-3.30%	-3.83%	-3.30%	-2.81%	-3.30%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-4.02%	-4.50%	-3.30%	-3.83%	-3.30%	-2.81%	-3.30%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	1.95%	2.45%	1.20%	1.75%	1.20%	0.70%	1.20%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.95%	2.45%	1.20%	1.75%	1.20%	0.70%	1.20%

Net investment income (loss)	-1.95%	-2.45%	-1.20%	-1.75%	-1.20%	-0.70%	-1.20%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios are not annualized.

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

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BAC affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BAC.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor or funds of funds for which MLAI acts as the advisor and allocates capital among multiple trading advisors.  Although redemption terms vary among FuturesAccess Funds, generally the same minimum investment amounts, fees and other operational criteria apply across all FuturesAccess Funds. Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BAC or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of June 30, 2014 and December 31, 2013 and the results of its operations for the three and six month periods ended June 30, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and such differences could be material. Certain prior year information has been reclassed to conform to current year presentation.

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2014 and December 31, 2013 are as follows:

June 30, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	599	$(140,823)	-0.20%	(478)	$395,541	0.57%	$254,718	0.37%	July 2014 - June 2015
Currencies	925	440,484	0.63%	(484)	(447,139)	-0.64%	(6,655)	-0.01%	August 2014 - September 2014
Energy	548	1,052,929	1.50%	(76)	34,453	0.05%	1,087,382	1.55%	July 2014 - November 2015
Interest rates	2,487	1,183,059	1.69%	(1,108)	(125,335)	-0.18%	1,057,724	1.51%	September 2014 - June 2018
Metals	435	941,198	1.34%	(303)	(1,087,723)	-1.55%	(146,525)	-0.21%	July 2014 - November 2014
Stock indices	892	285,896	0.41%	(363)	328,313	0.47%	614,209	0.88%	July 2014 - December 2014

Total		$3,762,743	5.37%		$(901,890)	-1.28%	$2,860,853	4.09%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	541	$(109,641)	-0.13%	(1,296)	$1,022,304	1.18%	$912,663	1.05%	January 2014 - December 2014
Currencies	655	1,056,453	1.22%	(507)	870,273	1.01%	1,926,726	2.23%	February 2014 - March 2014
Energy	760	159,271	0.18%	(44)	20,151	0.02%	179,422	0.20%	January 2014 - December 2015
Interest rates	1,161	(187,202)	-0.22%	(942)	572,202	0.66%	385,000	0.44%	March 2014 - December 2017
Metals	518	385,034	0.45%	(828)	(295,853)	-0.34%	89,181	0.11%	January 2014 - October 2014
Stock indices	848	1,235,820	1.43%	(466)	158,654	0.18%	1,394,474	1.61%	January 2014 - June 2014

Total		$2,539,735	2.93%		$2,347,731	2.71%	$4,887,466	5.64%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts. Net unrealized profit and loss provides an approximate measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Exchange traded investments are fair valued by the Fund by using the reported closing price on the primary exchange where such investments are traded.  These closing prices are observed through the clearing broker and third party pricing services. For non-exchange traded investments, quoted values and other data provided by nationally recognized independent pricing sources are used as inputs into the process for determining fair values.

The Fund has determined that Level I investments would include its futures and options contracts where it believes that quoted prices are available in an active market.

Where the Fund believes that quoted market prices are not available or that the market is not active, fair values are estimated by using observable prices of investments with similar characteristics and these are generally classified as Level II investments. The Fund determined that Level II investments would include its forwards and certain futures contracts.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2014 and December 31, 2013 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$3,025,284	$3,258,112	$(232,828)	$—
Forwards	—	—	—	—
	$3,025,284	$3,258,112	$(232,828)	$—

Liabilities
Futures	$164,431	$164,431	$—	$—
Forwards	—	—	—	—
	$164,431	$164,431	$—	$—

June 30, 2014	$2,860,853	$3,093,681	$(232,828)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$5,348,804	$5,348,804	$—	$—
Forwards	—	—	—	—
	$5,348,804	$5,348,804	$—	$—

Liabilities
Futures	$461,338	$(224,421)	$685,759	$—
Forwards	—	—	—	—
	$461,338	$(224,421)	$685,759	$—

December 31, 2013	$4,887,466	$5,573,225	$(685,759)	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods presented. There were no transfers to or from any level during the three or six month periods ended June 30, 2014 or the year ended December 31, 2013.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in unrealized gain or loss on futures or forwards contracts, respectively.

The following table indicates the trading profits and losses before brokerage commissions, by type/commodity industry sector on derivative instruments for each of the three and six month periods ended June 30, 2014 and 2013:

	For the three months ended	For the six months ended
	June 30, 2014	June 30, 2014
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$163,331	$1,727,737
Currencies	442,625	(1,141,304)
Energy	1,086,203	(313,342)
Interest rates	2,311,560	4,889,970
Metals	(589,611)	(1,982,172)
Stock indices	1,651,739	217,695

Total, net	$5,065,847	$3,398,584

	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$551,140	$(386,734)
Currencies	(4,483,359)	(3,417,824)
Energy	(3,912,342)	(6,140,728)
Interest rates	(1,821,244)	(4,523,805)
Metals	4,122,246	4,555,619
Stock indices	2,113,560	7,888,564

Total, net	$(3,429,999)	$(2,024,908)

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

5.              RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets. During the quarter ended June 30, 2014, the rate was 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2014, and 2013 amounted to $3,644 and $6,700, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2014 and 2013 amounted to $7,941 and $13,971, respectively, of which $2,365 and $3,262 was payable to the Transfer Agent as of June 30, 2014 and December 31, 2013, respectively.

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

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.1068	$1.1304	$1.1540	$1.1061	$1.1249	$1.1372	$1.1522	$1.1807	$1.1463	$1.1056	$1.0849	$1.0939
2014	$1.0685	$1.0659	$1.0489	$1.0787	$1.0540	$1.0818	$1.0862	$1.1002	$1.1069	$1.1329	$1.1560	$1.1463

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.0142	$1.0354	$1.0566	$1.0123	$1.0291	$1.0399	$1.0532	$1.0787	$1.0469	$1.0094	$0.9900	$0.9978
2014	$0.9694	$0.9666	$0.9508	$0.9774	$0.9546	$0.9794	$0.9830	$0.9952	$1.0008	$1.0239	$1.0444	$1.0352

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$0.9212	$0.9415	$0.9617	$0.9224	$0.9386	$0.9495	$0.9626	$0.9870	$0.9588	$0.9254	$0.9087	$0.9168
2014	$0.9028	$0.9012	$0.8873	$0.9131	$0.8928	$0.9169	$0.9212	$0.9337	$0.9398	$0.9625	$0.9828	$0.9751

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.1135	$1.1375	$1.1614	$1.1134	$1.1325	$1.1451	$1.1604	$1.1893	$1.1548	$1.1141	$1.0934	$1.1026
2014	$1.0793	$1.0769	$1.0599	$1.0902	$1.0654	$1.0937	$1.0983	$1.1127	$1.1195	$1.1460	$1.1696	$1.1600

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.4113	$1.4423	$1.4733	$1.4131	$1.4380	$1.4547	$1.4748	$1.5121	$1.4690	$1.4178	$1.3921	$1.4045
2014	$1.3831	$1.3806	$1.3594	$1.3989	$1.3677	$1.4047	$1.4113	$1.4304	$1.4399	$1.4746	$1.5057	$1.4939

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$1.5176	$1.5517	$1.5857	$1.5215	$1.5489	$1.5675	$1.5899	$1.6308	$1.5849	$1.5304	$1.5033	$1.5173
2014	$1.5022	$1.5002	$1.4775	$1.5207	$1.4871	$1.5276	$1.5351	$1.5562	$1.5669	$1.6051	$1.6392	$1.6267

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	June 15th	June
2013	$0.9151	$0.9353	$0.9553	$0.9163	$0.9324	$0.9432	$0.9563	$0.9805	$0.9525	$0.9193	$0.9027	$0.9107
2014	$0.8968	$0.8952	$0.8815	$0.9071	$0.8869	$0.9108	$0.9151	$0.9275	$0.9336	$0.9562	$0.9763	$0.9687

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

For the six month period ended June 30, 2014, Fund capital decreased 18.91% from $86,331,490 to $70,002,483.  This decrease was attributable to the net profit from operations of $2,063,221 coupled with the redemption of 15,371,310 Redeemable Units resulting in an outflow of $20,482,127. The cash outflow was offset with cash inflow of $2,089,899 due to subscriptions of 2,139,700 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value, see Financial Statements Note 3, Fair Value of Investments.

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

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions,” it could lead to the Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to June 30, 2014

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

April 1, 2014 to June 30, 2014

The Fund experienced a net trading profit of $5,065,847 before brokerage commissions and related fees in the second quarter of 2014. The Fund’s profits were primarily attributable to the interest rates, stock indices, energy, currencies and agriculture sectors posting profits. The metals sector posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to the Fund’s exposure in the European interest rate markets. Profits were posted to the Fund in the middle of the quarter due to the Fund’s high trendpot number, which indicated a favorable trend in the interest rate market. Profits were posted to the Fund at the end of the quarter due to the European bond markets rising.

The stock indices sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to the Fund’s exposure in long equities. In April despite the unrest in Ukraine, the Fund expanded its already large risk concentration of ‘risk-on’ positions. At the beginning of April, the largest components of this concentration were ‘long stocks’, ‘long emerging markets’ and ‘long commodities’. During early April the Fund added ‘long Japanese QE’ (long Japanese stocks and short Japanese yen). The Fund suffered losses in mid-April as most equity long positions turned losing. In the U.S. this reaction was mainly led by weakness in the technology sector. The Fund lost most on European longs in stock markets that were impacted by concerns over Ukraine. Profits were posted to the Fund in the middle of the quarter from the Fund’s long positions in the Indian stock index. The stock markets in other emerging countries were generally strong as well, resulting most significantly in profits in Taiwan. In the developed markets the Fund profited from rising stock markets across most sectors, and in particular from the associated decline of the corresponding volatility index futures. Profits posted to the Fund at the end of the quarter came from strong equity markets in Japan and Taiwan as well as the stock markets, resulting in accumulating profits on the long side in the U.S.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter. In April the Fund held its largest long positions in the energy markets. Losses were posted to the Fund in the middle of the quarter from the Fund’s long positions in gas and oil. In May the profits on the long oil positions could not fully compensate for the losses on the long gas positions. Profits posted to the Fund at the end of the quarter came from the Fund’s long positions in the oil markets. In June oil prices rallied to continue trading at higher levels.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the second quarter. In April the largest losses in the currency markets were from short Japanese yen. Profits were posted to the Fund in the middle of the quarter. In May the Fund profited from the strength of the currencies of

India, Mexico, Turkey, Australia, South Korea, Poland, Russia and Norway. The long positions in these currencies turned out to be most profitable when traded against the euro. Losses were posted to the Fund at the end of the quarter due to the Fund’s long positions in the Turkish lira. In Hungary newly proposed laws for banks that impacted the currency, resulting in losses for the Fund.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter due to a large extent from soybeans, and also from cotton and cattle. Losses were posted to the Fund in the middle of the quarter due to corn, wheat, cotton and coffee markets turning downwards.  Losses were posted to the Fund at the end of the quarter due to the severe drought in Brazil. In June, the Fund gave back some of the earlier gains in the existing positions in the soy markets. In sugar, the Fund turned to short positions in the first week of June; this turned out to be too fast, as these markets, shortly turned higher.

The metals sector posted losses to the Fund.  Profits were posted to the Fund at the beginning of the second quarter due to nickel responding bullish on the developments around Ukraine as well as on an export ban in Indonesia, while other metal markets like copper reacted to different market factors. The Fund kept its large short silver positions throughout April, which position proved to offer a nice smoothing counterbalance to the large ‘risk-on’ concentration, and posted some profits. Profits were posted to the Fund in the middle of the quarter due to the Fund’s short positions in silver. Losses were posted to the Fund at the end of the quarter due to the Fund’s short positions in gold and silver. Gold and silver rose too strongly, resulting in losses on the sizeable short positions in these metals.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. For the six month periods ended June 30, 2014 and 2013 the Fund’s average Month-end Net Asset Value was approximately $76,380,042 and $137,882,182, respectively.

June 30, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$3,596,481	4.71%	$5,165,177	$2,459,456
Currencies	2,849,592	3.73%	3,638,805	2,315,432
Energy	2,435,808	3.19%	4,490,242	609,425
Interest Rates	2,095,814	2.74%	3,116,899	1,346,781
Metals	444,352	0.58%	713,650	202,084
Stock Indices	1,202,686	1.57%	1,661,203	875,859
Total	$12,624,733	16.52%	$18,785,976	$7,809,037

June 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$804,153	0.58%	$1,925,898	$252,136
Currencies	103,965	0.08%	256,119	27,755
Energy	341,409	0.25%	544,357	235,840
Interest Rates	10,674,894	7.74%	15,029,039	4,325,727
Metals	2,220,038	1.61%	3,956,597	1,619,922
Stock Indices	536,023	0.39%	717,587	239,128

Total	$14,680,482	10.65%	$22,429,597	$6,700,508

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

The following were the primary trading risk exposures of the Fund as of June 30, 2014, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of June 30, 2014. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of June 30, 2014.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge Transtrend to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that Transtrend has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the ongoing process of monitoring Transtrend with the market risk controls being applied by Transtrend.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended June 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.1143
1/16/2014	—	—	1.0685
2/01/2014	—	—	1.0659
2/16/2014	—	—	1.0489
3/01/2014	—	—	1.0787
3/16/2014	—	—	1.0540
4/01/2014	—	—	1.0818
4/16/2014	—	—	1.0862
5/01/2014	—	—	1.1002
5/16/2014	—	—	1.1069
6/01/2014	—	—	1.1329
6/16/2014	—	—	1.1560
7/01/2014	—	—	1.1463

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$81,000	80,087	$1.0114
1/16/2014	—	—	0.9694
2/01/2014	391,000	404,511	0.9666
2/16/2014	13,000	13,673	0.9508
3/01/2014	118,000	120,728	0.9774
3/16/2014	—	—	0.9546
4/01/2014	88,000	89,851	0.9794
4/16/2014	59,000	60,020	0.9830
5/01/2014	80,000	80,386	0.9952
5/16/2014	—	—	1.0008
6/01/2014	20,000	19,533	1.0239
6/16/2014	—	—	1.0444
7/01/2014	—	—	1.0352

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$0.9409
1/16/2014	—	—	0.9028
2/01/2014	145,000	160,897	0.9012
2/16/2014	—	—	0.8873
3/01/2014	—	—	0.9131
3/16/2014	—	—	0.8928
4/01/2014	—	—	0.9169
4/16/2014	—	—	0.9212
5/01/2014	—	—	0.9337
5/16/2014	—	—	0.9398
6/01/2014	—	—	0.9625
6/16/2014	—	—	0.9828
7/01/2014	—	—	0.9751

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$3,000	2,666	$1.1254
1/16/2014	—	—	1.0793
2/01/2014	25,000	23,215	1.0769
2/16/2014	—	—	1.0599
3/01/2014	—	—	1.0902
3/16/2014	—	—	1.0654
4/01/2014	—	—	1.0937
4/16/2014	—	—	1.0983
5/01/2014	—	—	1.1127
5/16/2014	—	—	1.1195
6/01/2014	—	—	1.1460
6/16/2014	—	—	1.1696
7/01/2014	—	—	1.1600

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.4415
1/16/2014	211,996	153,276	1.3831
2/01/2014	—	—	1.3806
2/16/2014	—	—	1.3594
3/01/2014	—	—	1.3989
3/16/2014	—	—	1.3677
4/01/2014	—	—	1.4047
4/16/2014	—	—	1.4113
5/01/2014	—	—	1.4304
5/16/2014	—	—	1.4399
6/01/2014	—	—	1.4746
6/16/2014	—	—	1.5057
7/01/2014	—	—	1.4939

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.5651
1/16/2014	—	—	1.5022
2/01/2014	—	—	1.5002
2/16/2014	—	—	1.4775
3/01/2014	—	—	1.5207
3/16/2014	—	—	1.4871
4/01/2014	—	—	1.5276
4/16/2014	—	—	1.5351
5/01/2014	—	—	1.5562
5/16/2014	—	—	1.5669
6/01/2014	—	—	1.6051
6/16/2014	—	—	1.6392
7/01/2014	—	—	1.6267

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$0.9347
1/16/2014	—	—	0.8968
2/01/2014	51,000	56,971	0.8952
2/16/2014	—	—	0.8815
3/01/2014	253,903	279,906	0.9071
3/16/2014	—	—	0.8869
4/01/2014	50,000	54,897	0.9108
4/16/2014	—	—	0.9151
5/01/2014	500,000	539,083	0.9275
5/16/2014	—	—	0.9336
6/01/2014	—	—	0.9562
6/16/2014	—	—	0.9763
7/01/2014	—	—	0.9687

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02 Are filed herewith.

32.01 and

32.02                 Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text. (1)

(1)  These interactive data files shall not be deemed filed for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date August 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)