Form 10-Q
period 2014-09-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2014-11-14
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-52701

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(Exact name of registrant as specified in its charter)

Delaware	30-0408288
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

c/o Merrill Lynch Alternative Investments LLC

250 Vesey Street, 11th Floor

New York, New York 10080

(Address of principal executive offices)

(Zip Code)

609-274-5838

(Registrant’s telephone number, including area code)

c/o Merrill Lynch Alternative Investments LLC

Four World Financial Center

250 Vesey Street, 11th Floor

New York, New York 10080

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

Yes  ☐   No  ☒

As of September 30, 2014, 48,872,058 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2014 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $10,572,252 for 2014 and $14,999,063 for 2013)	$66,516,754	$91,648,859
Unrealized profit on open futures contracts	7,711,589	7,605,133
Cash	491,575	530,432
Other assets	49	90

TOTAL ASSETS	$74,719,967	$99,784,514

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$194,966	$182,957
Redemptions payable	2,135,247	10,248,917
Unrealized loss on open futures contracts	1,842,095	2,717,667
Other liabilities	235,250	303,483

Total liabilities	4,407,558	13,453,024

MEMBERS’ CAPITAL:
Members’ Interest (48,872,058 Units and 66,052,414 Units outstanding; unlimited Units authorized)	70,312,409	86,331,490
Total members’ capital	70,312,409	86,331,490

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$74,719,967	$99,784,514

NET ASSET VALUE PER UNIT:

Class A	$1.2517	$1.1143
Class C	$1.1276	$1.0114
Class D	$1.0689	$0.9409
Class I	$1.2680	$1.1254
Class DS	$1.6375	$1.4415
Class DT	$1.7852	$1.5651
Class M	$1.0618	$0.9347

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
TRADING PROFIT (LOSS):

Realized, net	$3,987,243	$(434,183)	$9,412,440	$(1,829,520)
Change in unrealized, net	3,008,641	(2,545,004)	982,028	(3,174,575)
Brokerage commissions	(143,243)	(175,519)	(442,733)	(634,125)

Total trading profit (loss), net	6,852,641	(3,154,706)	9,951,735	(5,638,220)

INVESTMENT INCOME (EXPENSE):
Interest, net	(1,566)	(387)	(2,664)	(2,041)

EXPENSES:
Management fee	247,978	534,171	824,584	1,817,464
Sponsor fee	89,550	125,969	278,297	409,183
Performance fee	80,409	—	80,409	—
Other	99,901	130,868	369,323	409,238
Total expenses	517,838	791,008	1,552,613	2,635,885

NET INVESTMENT INCOME (LOSS)	(519,404)	(791,395)	(1,555,277)	(2,637,926)

NET INCOME (LOSS)	$6,333,237	$(3,946,101)	$8,396,458	$(8,276,146)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	4,789,622	8,540,275	5,162,320	8,851,754
Class C	9,805,393	14,102,273	10,711,531	14,939,734
Class D	2,008,269	7,086,623	1,990,392	7,074,821
Class I	1,007,698	1,233,725	1,078,504	1,369,677
Class DS	22,513,039	45,072,387	26,698,781	51,541,820
Class DT	7,057,550	12,132,303	7,918,814	13,633,780
Class M	4,341,353	3,720,982	4,098,159	3,921,626

Net income (loss) per weighted average Unit
Class A	$0.1047	$(0.0436)	$0.1217	$(0.0884)
Class C	$0.0907	$(0.0389)	$0.1045	$(0.0837)
Class D	$0.0937	$(0.0324)	$0.1323	$(0.0637)
Class I	$0.1062	$(0.0417)	$0.1294	$(0.0900)
Class DS	$0.1398	$(0.0450)	$0.1553	$(0.0833)
Class DT	$0.1548	$(0.0489)	$0.1932	$(0.0849)
Class M	$0.0940	$(0.0322)	$0.1388	$(0.0558)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited) (in Units)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Members’ Capital September 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital September 30, 2014
Class A	9,473,298	891,951	(2,307,087)	8,058,162	5,826,089	—	(1,102,206)	4,723,883
Class C	15,352,391	2,714,545	(4,833,794)	13,233,142	11,546,887	868,789	(2,961,490)	9,454,186
Class D	6,838,004	248,618	—	7,086,622	1,847,373	160,897	—	2,008,270
Class I	1,390,934	311,628	(483,608)	1,218,954	1,188,118	25,881	(219,859)	994,140
Class DS	59,889,179	1,649,241	(19,355,717)	42,182,703	33,027,431	153,276	(12,239,720)	20,940,987
Class DT	15,166,653	115,978	(3,870,915)	11,411,716	9,016,617	—	(2,622,576)	6,394,041
Class M	3,691,820	1,085,941	(1,056,779)	3,720,982	3,599,899	1,183,747	(427,095)	4,356,551

Total Members’ Units	111,802,279	7,017,902	(31,907,900)	86,912,281	66,052,414	2,392,590	(19,572,946)	48,872,058

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(unaudited)

	Members’ Capital December 31, 2012	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2013	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2014
Class A	$10,797,104	$985,698	$(2,529,256)	$(782,143)	$8,471,403	$6,492,354	$—	$(1,207,344)	$628,046	$5,913,056
Class C	16,040,651	2,790,161	(4,922,046)	(1,250,799)	12,657,967	11,678,312	850,000	(2,987,168)	1,119,047	10,660,191
Class D	6,482,616	235,000	—	(450,591)	6,267,025	1,738,212	145,000	—	263,360	2,146,572
Class I	1,594,694	359,000	(537,488)	(123,283)	1,292,923	1,337,151	28,000	(244,216)	139,605	1,260,540
Class DS	86,982,563	2,359,243	(27,897,958)	(4,293,482)	57,150,366	47,609,112	211,996	(17,676,929)	4,147,200	34,291,379
Class DT	23,677,970	179,963	(5,956,789)	(1,156,861)	16,744,283	14,111,528	—	(4,226,894)	1,530,207	11,414,841
Class M	3,476,834	1,021,000	(1,009,967)	(218,987)	3,268,880	3,364,821	1,099,903	(407,887)	568,993	4,625,830

Total Members’ Capital	$149,052,432	$7,930,065	$(42,853,504)	$(8,276,146)	$105,852,847	$86,331,490	$2,334,899	$(26,750,438)	$8,396,458	$70,312,409

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1463	$1.0352	$0.9751	$1.1600	$1.4939	$1.6267	$0.9687

Net realized and net change in unrealized trading profit (loss)	0.1198	0.1080	0.1022	0.1213	0.1565	0.1706	0.1015
Brokerage commissions	(0.0024)	(0.0022)	(0.0021)	(0.0024)	(0.0032)	(0.0034)	(0.0020)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0120)	(0.0134)	(0.0063)	(0.0109)	(0.0097)	(0.0087)	(0.0064)

Net asset value, end of period	$1.2517	$1.1276	$1.0689	$1.2680	$1.6375	$1.7852	$1.0618

Total Return: (a) (d)

Total return before Performance fees	9.32%	9.05%	9.73%	9.43%	9.73%	9.87%	9.73%
Performance fees	-0.12%	-0.12%	-0.12%	-0.12%	-0.12%	-0.12%	-0.12%
Total return after Performance fees	9.20%	8.93%	9.61%	9.31%	9.61%	9.75%	9.61%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.90%	1.15%	0.52%	0.80%	0.52%	0.40%	0.52%
Performance fees	0.11%	0.11%	0.11%	0.11%	0.11%	0.12%	0.11%
Expenses (including Performance fees)	1.01%	1.26%	0.63%	0.91%	0.63%	0.52%	0.63%

Net investment income (loss) (e)	-1.02%	-1.27%	-0.64%	-0.91%	-0.64%	-0.52%	-0.64%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

(e) The Net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1143	$1.0114	$0.9409	$1.1254	$1.4415	$1.5651	$0.9347

Net realized and net change in unrealized trading profit (loss)	0.1767	0.1594	0.1506	0.1789	0.2308	0.2515	0.1496
Brokerage commissions	(0.0067)	(0.0061)	(0.0057)	(0.0068)	(0.0087)	(0.0095)	(0.0056)
Interest income, net	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0001)	(0.0001)	(0.0000)
Expenses	(0.0326)	(0.0371)	(0.0169)	(0.0295)	(0.0260)	(0.0218)	(0.0169)

Net asset value, end of period	$1.2517	$1.1276	$1.0689	$1.2680	$1.6375	$1.7852	$1.0618

Total Return: (a) (c)

Total return before Performance fees	12.45%	11.61%	13.72%	12.79%	13.72%	14.20%	13.72%
Performance fees	-0.12%	-0.12%	-0.12%	-0.12%	-0.12%	-0.12%	-0.12%
Total return after Performance fees	12.33%	11.49%	13.60%	12.67%	13.60%	14.08%	13.60%

Ratios to Average Member’s Capital: (c)

Expenses (excluding Performance fees) (b)	2.80%	3.55%	1.67%	2.50%	1.67%	1.25%	1.67%
Performance fees	0.11%	0.11%	0.11%	0.11%	0.11%	0.12%	0.11%
Expenses (including Performance fees)	2.91%	3.66%	1.78%	2.61%	1.78%	1.37%	1.78%

Net investment income (loss) (d)	-2.91%	-3.67%	-1.78%	-2.61%	-1.78%	-1.37%	-1.78%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) The Net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.0939	$0.9978	$0.9168	$1.1026	$1.4045	$1.5173	$0.9107

Net realized and net change in unrealized trading profit (loss)	(0.0302)	(0.0275)	(0.0254)	(0.0305)	(0.0390)	(0.0422)	(0.0253)
Brokerage commissions	(0.0017)	(0.0015)	(0.0014)	(0.0017)	(0.0021)	(0.0023)	(0.0014)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0107)	(0.0123)	(0.0057)	(0.0097)	(0.0086)	(0.0055)	(0.0055)

Net asset value, end of period	$1.0513	$0.9565	$0.8843	$1.0607	$1.3548	$1.4673	$0.8785

Total Return: (a) (d)

Total return before Performance fees	-3.90%	-4.14%	-3.54%	-3.80%	-3.54%	-3.30%	-3.54%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-3.90%	-4.14%	-3.54%	-3.80%	-3.54%	-3.30%	-3.54%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.99%	1.24%	0.61%	0.89%	0.61%	0.36%	0.61%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.99%	1.24%	0.61%	0.89%	0.61%	0.36%	0.61%

Net investment income (loss) (e)	-0.99%	-1.24%	-0.61%	-0.89%	-0.61%	-0.36%	-0.61%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

(e) The Net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1397	$1.0448	$0.9480	$1.1465	$1.4524	$1.5612	$0.9418

Net realized and net change in unrealized trading profit (loss)	(0.0503)	(0.0458)	(0.0423)	(0.0508)	(0.0648)	(0.0701)	(0.0420)
Brokerage commissions	(0.0054)	(0.0049)	(0.0045)	(0.0054)	(0.0069)	(0.0074)	(0.0044)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0327)	(0.0376)	(0.0169)	(0.0296)	(0.0259)	(0.0164)	(0.0169)

Net asset value, end of period	$1.0513	$0.9565	$0.8843	$1.0607	$1.3548	$1.4673	$0.8785

Total Return: (a) (d)

Total return before Performance fees	-7.76%	-8.45%	-6.72%	-7.48%	-6.72%	-6.01%	-6.72%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-7.76%	-8.45%	-6.72%	-7.48%	-6.72%	-6.01%	-6.72%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	2.94%	3.69%	1.81%	2.64%	1.81%	1.06%	1.81%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	2.94%	3.69%	1.81%	2.64%	1.81%	1.06%	1.81%

Net investment income (loss) (e)	-2.94%	-3.69%	-1.81%	-2.64%	-1.81%	-1.06%	-1.81%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual members’ return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) Interest income, net is less than $0.0001 per Unit.

(d) The ratios and total return are not annualized.

(e) The Net investment income (loss) ratio is net of performance fees.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund engages in the speculative trading of futures on a wide range of commodities. Transtrend B.V. (the “Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor trades the Transtrend Diversified Trend Program-Enhanced Risk Profile (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BAC”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other of its affiliates or third parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BAC affiliates.

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

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  September 30, 2014 and December 31, 2013 and the results of its operations for the three and nine month periods ended September 30, 2014 and 2013.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2014 and December 31, 2013 are as follows:

September 30, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	320	$219,015	0.31%	(1,317)	$1,632,688	2.32%	$1,851,703	2.63%	October 2014 - December 2015
Currencies	873	(442,655)	-0.63%	(350)	677,055	0.96%	234,400	0.33%	October 2014 - December 2014
Energy	24	(38,390)	-0.05%	(350)	1,109,217	1.58%	1,070,827	1.53%	October 2014 - November 2015
Interest rates	2,008	535,066	0.76%	(1,326)	78,653	0.11%	613,719	0.87%	December 2014 - June 2018
Metals	161	(402,430)	-0.57%	(355)	2,240,942	3.19%	1,838,512	2.62%	October 2014 - August 2015
Stock indices	915	253,368	0.36%	(5)	6,965	0.01%	260,333	0.37%	October 2014 - March 2015

Total		$123,974	0.18%		$5,745,520	8.17%	$5,869,494	8.35%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	541	$(109,641)	-0.13%	(1,296)	$1,022,304	1.18%	$912,663	1.05%	January 2014 - December 2014
Currencies	655	1,056,453	1.22%	(507)	870,273	1.01%	1,926,726	2.23%	February 2014 - March 2014
Energy	760	159,271	0.18%	(44)	20,151	0.02%	179,422	0.20%	January 2014 - December 2015
Interest rates	1,161	(187,202)	-0.22%	(942)	572,202	0.66%	385,000	0.44%	March 2014 - December 2017
Metals	518	385,034	0.45%	(828)	(295,853)	-0.34%	89,181	0.11%	January 2014 - October 2014
Stock indices	848	1,235,820	1.43%	(466)	158,654	0.18%	1,394,474	1.61%	January 2014 - June 2014

Total		$2,539,735	2.93%		$2,347,731	2.71%	$4,887,466	5.64%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The fair value measurement guidance established by U.S. GAAP is a hierarchical disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is impacted by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2014 and December 31, 2013 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$7,711,589	$7,151,663	$559,926	$—
Forwards	—	—	—	—
	$7,711,589	$7,151,663	$559,926	$—

Liabilities
Futures	$1,842,095	$1,327,997	$514,098	$—
Forwards	—	—	—	—
	$1,842,095	$1,327,997	$514,098	$—

September 30, 2014	$5,869,494	$5,823,666	$45,828	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$7,605,133	$6,593,966	$1,011,167	$—
Forwards	—	—	—	—
	$7,605,133	$6,593,966	$1,011,167	$—

Liabilities
Futures	$2,717,667	$1,020,741	$1,696,926	$—
Forwards	—	—	—	—
	$2,717,667	$1,020,741	$1,696,926	$—

December 31, 2013	$4,887,466	$5,573,225	$(685,759)	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2014 and year ended December 31, 2013 are representative of the activity throughout these periods presented. There were no transfers to or from any level during the three or nine month periods ended September 30, 2014 or the year ended December 31, 2013.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2014 and December 31, 2013, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively.

The following table indicates the trading profits and losses, before brokerage commissions, by type/commodity industry sector, on derivative instruments for each of the three and nine month periods ended September 30, 2014 and 2013:

	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$3,533,169	$5,260,906
Currencies	126,255	(1,015,049)
Energy	424,468	111,126
Interest rates	2,317,022	7,206,992
Metals	1,642,908	(339,264)
Stock indices	(1,047,938)	(830,243)

Total, net	$6,995,884	$10,394,468

	For the three months ended	For the nine months ended
	September 30, 2013	September 30, 2013
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(55,472)	$(442,206)
Currencies	(1,936,676)	(5,354,499)
Energy	443,388	(5,697,340)
Interest rates	(1,113,022)	(5,636,826)
Metals	(2,124,240)	2,431,379
Stock indices	1,806,835	9,695,397

Total, net	$(2,979,187)	$(5,004,095)

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

Market Risk

Derivative instruments involve varying degrees of market risk.  Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Fund’s unrealized profit (loss) on open contracts on such derivative instruments as reflected in the Statements of Financial Condition. The Fund’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Fund as well as the volatility and liquidity of the markets in which the derivative instruments are traded. Investments in foreign markets may also entail legal and political risks.

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of the Trading Advisor’s monitoring, with the market risk controls being applied by the Trading Advisor.

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund.

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

5.   RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The

Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended September 30, 2014, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2014, and 2013 amounted to $3,447 and $5,630, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2014 and 2013 amounted to $11,389 and $19,601, respectively, of which $2,293 and $3,262 was payable to the Transfer Agent as of September 30, 2014 and December 31, 2013, respectively.

Brokerage Commissions, Interest and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

6.   SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

MLAI believes that the Net Asset Value used to calculate subscription and redemption values and to report performance to investors is a useful performance measure for the investors of the Fund. Therefore, the charts below referencing Net Asset Value and performance measurements are based on the Net Asset Value for financial reporting purposes.

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month, and any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.1068	$1.1304	$1.1540	$1.1061	$1.1249	$1.1372	$1.1522	$1.1807	$1.1463	$1.1056	$1.0849	$1.0939	$1.1159	$1.1029	$1.1017	$1.0598	$1.0907	$1.0513
2014	$1.0685	$1.0659	$1.0489	$1.0787	$1.0540	$1.0818	$1.0862	$1.1002	$1.1069	$1.1329	$1.1560	$1.1463	$1.1457	$1.1314	$1.1518	$1.1879	$1.1955	$1.2517

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.0142	$1.0354	$1.0566	$1.0123	$1.0291	$1.0399	$1.0532	$1.0787	$1.0469	$1.0094	$0.9900	$0.9978	$1.0174	$1.0052	$1.0037	$0.9651	$0.9928	$0.9565
2014	$0.9694	$0.9666	$0.9508	$0.9774	$0.9546	$0.9794	$0.9830	$0.9952	$1.0008	$1.0239	$1.0444	$1.0352	$1.0342	$1.0209	$1.0389	$1.0709	$1.0774	$1.1276

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$0.9212	$0.9415	$0.9617	$0.9224	$0.9386	$0.9495	$0.9626	$0.9870	$0.9588	$0.9254	$0.9087	$0.9168	$0.9357	$0.9254	$0.9251	$0.8904	$0.9169	$0.8843
2014	$0.9028	$0.9012	$0.8873	$0.9131	$0.8928	$0.9169	$0.9212	$0.9337	$0.9398	$0.9625	$0.9828	$0.9751	$0.9753	$0.9637	$0.9817	$1.0130	$1.0202	$1.0689

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.1135	$1.1375	$1.1614	$1.1134	$1.1325	$1.1451	$1.1604	$1.1893	$1.1548	$1.1141	$1.0934	$1.1026	$1.1249	$1.1120	$1.1110	$1.0690	$1.1003	$1.0607
2014	$1.0793	$1.0769	$1.0599	$1.0902	$1.0654	$1.0937	$1.0983	$1.1127	$1.1195	$1.1460	$1.1696	$1.1600	$1.1596	$1.1454	$1.1662	$1.2029	$1.2108	$1.2680

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.4113	$1.4423	$1.4733	$1.4131	$1.4380	$1.4547	$1.4748	$1.5121	$1.4690	$1.4178	$1.3921	$1.4045	$1.4336	$1.4178	$1.4172	$1.3641	$1.4048	$1.3548
2014	$1.3831	$1.3806	$1.3594	$1.3989	$1.3677	$1.4047	$1.4113	$1.4304	$1.4399	$1.4746	$1.5057	$1.4939	$1.4941	$1.4765	$1.5040	$1.5520	$1.5630	$1.6375

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$1.5176	$1.5517	$1.5857	$1.5215	$1.5489	$1.5675	$1.5899	$1.6308	$1.5849	$1.5304	$1.5033	$1.5173	$1.5493	$1.5329	$1.5329	$1.4761	$1.5207	$1.4673
2014	$1.5022	$1.5002	$1.4775	$1.5207	$1.4871	$1.5276	$1.5351	$1.5562	$1.5669	$1.6051	$1.6392	$1.6267	$1.6273	$1.6084	$1.6387	$1.6914	$1.7037	$1.7852

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.
2013	$0.9151	$0.9353	$0.9553	$0.9163	$0.9324	$0.9432	$0.9563	$0.9805	$0.9525	$0.9193	$0.9027	$0.9107	$0.9296	$0.9193	$0.9189	$0.8845	$0.9109	$0.8785
2014	$0.8968	$0.8952	$0.8815	$0.9071	$0.8869	$0.9108	$0.9151	$0.9275	$0.9336	$0.9562	$0.9763	$0.9687	$0.9688	$0.9574	$0.9752	$1.0064	$1.0135	$1.0618

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

For the nine month period ended September 30, 2014, Fund capital decreased 18.56% from $86,331,490 to $70,312,409.  This decrease was attributable to the net profit from operations of $8,396,458 coupled with the redemption of 19,572,946 Redeemable Units resulting in an outflow of $26,750,438. The cash outflow was offset with cash inflow of $2,334,899 due to subscriptions of 2,392,590 Units. Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss).  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profits (losses), net and changes in unrealized profits (losses), net on futures contracts are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the net asset value of the Fund, including reducing the net asset value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that no provision for income tax is required in the Fund’s financial statements. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2011.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2014 to September 30, 2014

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

July 1, 2014 to September 30, 2014

The Fund experienced a net trading profit of $6,995,884 before brokerage commissions and related fees in the third quarter of 2014. The Fund’s profits were primarily attributable to the agriculture, interest rates, metals, energy and currency sectors posting profits. The stock indices sector posted losses.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the Trading Program’s short positions in grain markets. Excellent crop-development weather in July produced strong harvests in many crops, superseding their expected demand. As a result the Fund profited well from the resulting downtrends in corn, cotton and sugar. Profits were posted to the Fund in the middle of the quarter as short sugar was the most profitable position. The Trading Program continued to add to its ‘short commodities’ concentration, adding sizeable shorts grains and sugar which ultimately added to the positive performance, the largest gains coming from oilseeds and sugar. Profits were posted to the Fund at the end of the quarter. The largest gains came from shorts in sugar, grains, oilseeds and rubber.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the Trading Program’s long positions in European bonds. Profits were posted to the Fund in the middle of the quarter. The largest profits came from long positions in British interest rate instruments and continental European bond markets, which rose higher. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in U.S., U.K. and Australia bond markets.

The metals sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. Profits were posted to the Fund in the middle of the quarter as sizable add-on in silver contributed to the positive performance. Profits were posted to the Fund at the end of the quarter. The largest gains came from shorts in gold and silver.

The energy sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter from the Trading Program’s long positions in oil and oil products such as gasoline. Losses were posted to the Fund in the middle of the quarter. The Trading Program lost on its retained longs in crude oil. Short commodity positions in natural gas added to the losses. Profits were posted to the Fund at the end of the quarter. The largest gains came from shorts in crude and gasoil.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter in connection with European banks getting hit by new rules imposed by Hungarian and Romanian regulators. This resulted in losses in the Romanian currency. Losses also came from long positions in Latin American currencies. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions in emerging market currencies. The Trading Program profited from its longs in the currencies of South Africa, Australia, Brazil and Mexico, and also managed to score positively in the currencies of South Korea, Malaysia, India and Turkey. The biggest winner on the short side of these currency trades was the euro. The (expected) policy of the European Central Bank for more aggressive quantitative easing seems to have contributed to the weakness of the euro. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s long position in the Australian, the Brazilian and the South African currencies.

The stock indices posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter. The biggest losses came from the Trading Program’s long positions in European equities, Latin American stocks and the U.S. stock market, including short volatility positions. Losses were posted to the Fund in the middle and end of the quarter. The Trading Program suffered its largest losses in August and September on long positions in equity markets and related ‘risk-on’ positions.

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

The Fund, under the direction of the Trading Advisor, rapidly acquires and liquidates both long and short positions in a wide range of different markets.  Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance is not necessarily indicative of its future results.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category. For the nine month periods ended September 30, 2014 and 2013 the Fund’s average Month-end Net Asset Value was approximately $74,035,293 and $130,224,145, respectively.

September 30, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$3,615,126	4.88%	$5,165,177	$2,459,456
Currencies	2,083,498	2.81%	3,638,805	516,261
Energy	1,636,493	2.21%	4,490,242	35,455
Interest Rates	1,735,699	2.34%	3,116,899	950,913
Metals	1,809,540	2.44%	4,906,949	202,084
Stock Indices	1,071,571	1.45%	1,661,203	757,886

Total	$11,951,927	16.13%	$22,979,275	$4,922,055

September 30, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$723,863	0.56%	$1,925,898	$252,136
Currencies	553,440	0.42%	1,585,395	27,755
Energy	419,045	0.32%	626,912	235,840
Interest Rates	8,108,166	6.23%	15,029,039	2,710,788
Metals	4,328,044	3.32%	9,326,488	1,619,922
Stock Indices	701,234	0.54%	1,126,132	239,128

Total	$14,833,792	11.39%	$29,619,864	$5,085,569

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures — except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures — constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund’s primary market risk exposures as well as the strategies used and to be used by MLAI and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the value of their investment in the Fund.

The following are the primary trading risk exposures of the Fund by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following are the primary non-trading risk exposures of the Fund.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the ongoing process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended September 30, 2014, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.1143
1/16/2014	—	—	1.0685
2/01/2014	—	—	1.0659
2/16/2014	—	—	1.0489
3/01/2014	—	—	1.0787
3/16/2014	—	—	1.0540
4/01/2014	—	—	1.0818
4/16/2014	—	—	1.0862
5/01/2014	—	—	1.1002
5/16/2014	—	—	1.1069
6/01/2014	—	—	1.1329
6/16/2014	—	—	1.1560
7/01/2014	—	—	1.1463
7/16/2014	—	—	1.1457
8/01/2014	—	—	1.1314
8/16/2014	—	—	1.1518
9/01/2014	—	—	1.1879
9/16/2014	—	—	1.1955
10/01/2014	—	—	1.2517

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$81,000	80,087	$1.0114
1/16/2014	—	—	0.9694
2/01/2014	391,000	404,511	0.9666
2/16/2014	13,000	13,673	0.9508
3/01/2014	118,000	120,728	0.9774
3/16/2014	—	—	0.9546
4/01/2014	88,000	89,851	0.9794
4/16/2014	59,000	60,020	0.9830
5/01/2014	80,000	80,386	0.9952
5/16/2014	—	—	1.0008
6/01/2014	20,000	19,533	1.0239
6/16/2014	—	—	1.0444
7/01/2014	—	—	1.0352
7/16/2014	—	—	1.0342
8/01/2014	—	—	1.0209
8/16/2014	—	—	1.0389
9/01/2014	—	—	1.0709
9/16/2014	—	—	1.0774
10/01/2014	—	—	1.1276

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$0.9409
1/16/2014	—	—	0.9028
2/01/2014	145,000	160,897	0.9012
2/16/2014	—	—	0.8873
3/01/2014	—	—	0.9131
3/16/2014	—	—	0.8928
4/01/2014	—	—	0.9169
4/16/2014	—	—	0.9212
5/01/2014	—	—	0.9337
5/16/2014	—	—	0.9398
6/01/2014	—	—	0.9625
6/16/2014	—	—	0.9828
7/01/2014	—	—	0.9751
7/16/2014	—	—	0.9753
8/01/2014	—	—	0.9637
8/16/2014	—	—	0.9817
9/01/2014	—	—	1.0130
9/16/2014	—	—	1.0202
10/01/2014	—	—	1.0689

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$3,000	2,666	$1.1254
1/16/2014	—	—	1.0793
2/01/2014	25,000	23,215	1.0769
2/16/2014	—	—	1.0599
3/01/2014	—	—	1.0902
3/16/2014	—	—	1.0654
4/01/2014	—	—	1.0937
4/16/2014	—	—	1.0983
5/01/2014	—	—	1.1127
5/16/2014	—	—	1.1195
6/01/2014	—	—	1.1460
6/16/2014	—	—	1.1696
7/01/2014	—	—	1.1600
7/16/2014	—	—	1.1596
8/01/2014	—	—	1.1454
8/16/2014	—	—	1.1662
9/01/2014	—	—	1.2029
9/16/2014	—	—	1.2108
10/01/2014	—	—	1.2680

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.4415
1/16/2014	211,996	153,276	1.3831
2/01/2014	—	—	1.3806
2/16/2014	—	—	1.3594
3/01/2014	—	—	1.3989
3/16/2014	—	—	1.3677
4/01/2014	—	—	1.4047
4/16/2014	—	—	1.4113
5/01/2014	—	—	1.4304
5/16/2014	—	—	1.4399
6/01/2014	—	—	1.4746
6/16/2014	—	—	1.5057
7/01/2014	—	—	1.4939
7/16/2014	—	—	1.4941
8/01/2014	—	—	1.4765
8/16/2014	—	—	1.5040
9/01/2014	—	—	1.5520
9/16/2014	—	—	1.5630
10/01/2014	—	—	1.6375

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.5651
1/16/2014	—	—	1.5022
2/01/2014	—	—	1.5002
2/16/2014	—	—	1.4775
3/01/2014	—	—	1.5207
3/16/2014	—	—	1.4871
4/01/2014	—	—	1.5276
4/16/2014	—	—	1.5351
5/01/2014	—	—	1.5562
5/16/2014	—	—	1.5669
6/01/2014	—	—	1.6051
6/16/2014	—	—	1.6392
7/01/2014	—	—	1.6267
7/16/2014	—	—	1.6273
8/01/2014	—	—	1.6084
8/16/2014	—	—	1.6387
9/01/2014	—	—	1.6914
9/16/2014	—	—	1.7037
10/01/2014	—	—	1.7852

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$0.9347
1/16/2014	—	—	0.8968
2/01/2014	51,000	56,971	0.8952
2/16/2014	—	—	0.8815
3/01/2014	253,903	279,906	0.9071
3/16/2014	—	—	0.8869
4/01/2014	50,000	54,897	0.9108
4/16/2014	—	—	0.9151
5/01/2014	500,000	539,083	0.9275
5/16/2014	—	—	0.9336
6/01/2014	—	—	0.9562
6/16/2014	—	—	0.9763
7/01/2014	—	—	0.9687
7/16/2014	245,000	252,890	0.9688
8/01/2014	—	—	0.9574
8/16/2014	—	—	0.9752
9/01/2014	—	—	1.0064
9/16/2014	—	—	1.0135
10/01/2014	—	—	1.0618

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount.  Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DS Units, Class DT Units and Class M Units are not subject to upfront sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02 Are filed herewith.

32.01 and

32.02                 Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 14, 2014	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date November 14, 2014	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)