Form 10-K
period 2014-12-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2015-03-20
CIK 1399406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2014

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

As of February 28, 2015 Units of limited liability company interest with an aggregate Net Asset Value of $75,961,098 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2014 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2014, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-MER-ALTS.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

ANNUAL REPORT FOR 2014 ON FORM 10-K

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

The Trading Program is systematic and is based on quantitative analysis of signaled price behavior of certain instruments traded and not on fundamental analysis. The trading systems of the Trading Program are designed to profit form recurring non-random characteristics of price behavior in markets and to exploit the directional price movements of single instruments and of intra-market and inter-market combination of instruments, see “Trading Advisor’s Trading Program,” below. The Trading Advisor is not registered under the Investment Advisers Act of 1940, as amended (the “Advisor Act”).

The Fund issues units of limited liability company interest (“Units”) which are privately offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s “Net Asset Value” as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor’s, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

As of December 31, 2014, the Net Asset Value of the Fund was $72,985,063. As of December 31, 2014, the Net Asset Value per Unit was $1.3175 for Class A, $1.1839 for Class C, $1.1293 for Class D, $1.3360 for Class I, $1.7301 for Class DS, $1.8881 for Class DT and $1.1218 for Class M.

Since the Fund began trading activities, the highest and lowest month-end Net Asset Value per Unit are listed below. The highest month-end Net Asset Value per Units for Class A was $1.3886 (February 28, 2009) and the lowest was $1.0489 (February 15, 2014). The highest month-end Net Asset Value per Unit for Class C was $1.3228 (February 28, 2009) and the lowest was $0.9228 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class D was $1.2380 (February 28, 2009) and the lowest was $0.8612 (January 31, 2010). The highest month-end Net Asset Value per

Unit for Class I was $1.3760 (February 28, 2009) and the lowest was $1.0475 (November 30, 2007). The highest month-end Net Asset Value per Unit for Class DS was $1.7301 (December 31, 2014) and the lowest was $1.0532 (April 30, 2007).  The highest month-end Net Asset Value per Unit for Class DT was $1.8881 (December 31, 2014) and the lowest was $1.0950 (August 31, 2007). The highest month-end Net Asset Value per Unit for Class M was $1.1218 (December 31, 2014) and the lowest was $.8775 (October 15, 2013).

The Net Asset Value of the Fund is generally calculated in accordance with generally accepted accounting principles (“GAAP”). However, the Fund’s Limited Liability Company Operating Agreement allows the Sponsor to depart from GAAP in calculating the Fund’s Net Asset Value for all purposes other than for financial statement purposes, including for purposes of subscriptions and redemptions and fee calculations, if the Sponsor determines in its good-faith discretion that this departure is advisable in order to better reflect the true value of any asset or amount of any liability, or to further the fair and equitable treatment of investors.  The Sponsor may depart from GAAP in calculating the Fund’s Net Asset Value for these purposes if, for example, it determines that application of GAAP would cause an expense to be taken in a particular fiscal period — and therefore borne only by investors who hold Units during such period — but the Sponsor determines that it is more appropriate to spread such expense over additional fiscal periods.  In the event that the Sponsor departs from GAAP in calculating the Fund’s Net Asset Value for purposes of subscriptions and redemptions, calculation of fees and other non-financial statement purposes, the Fund’s audited financial statements will continue to be determined in accordance with GAAP.

(b)           Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

(c)           Narrative Description of Business:

Advisory Agreement Term

The Advisory Agreement will continue in effect until December 31, 2015. Following that date, the Advisory Agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 90 days’ notice to the other party. The Advisory Agreement may, however, be terminated at any time pursuant to any of the following: (i) the Trading Advisor may terminate the Advisory Agreement upon notice to the Fund and MLAI in the event that (a) the Fund or MLAI appoints a clearing broker other than a MLAI affiliate without the prior consent of the Tranding Advisor, or (b) MLAI overrides a trading instruction of the Trading Advisor (other than with respect to MLAI overriding a trade (x) as necessary or advisable for the protection of the Fund or (y) as necessary to fund distributions or redemptions, to pay Fund expenses, or to comply with speculative position limits); and (ii) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the Advisory Agreement as a result of a material breach of the Advisory Agreement by the other party, after notice of such material breach is provided to the breaching party and such material breach has not been cured within 10 days following the giving of such notice.  The Advisory Agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program has two risk profiles:  the Standard Risk Profile and the Enhanced Risk Profile, investable in various currencies.  The Enhanced Risk Profile is approximately 1.5 times the leverage of the Standard Risk Profile.  The Trading Advisor will trade the Trading Program - Enhanced Risk Profile (USD) for the Fund.

The Trading Advisor trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on F/X, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on exchanges and/or OTC markets. The underlying values of these instruments traded may also include other economic variables which are now or may become the subject of organized futures, options, options on futures, swaps, swaps on futures, and forward trading.  The instruments that the Trading Advisor trades may also include other derivative, margined instruments, traded on exchanges and/or OTC markets.  The Trading Program does not currently trade OTC F/X and derivatives on individual stocks for the Fund.

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

The applied market approach does not forecast markets or price levels but participates in a systematic and dynamic way in signaled price patterns.  The trading systems of the Trading Program are designed to profit from recurring, non-random characteristics of price behavior in markets.  In the trading systems there are elements which identify and respect the dominant market direction.  The trading systems exploit directional price movement of single instruments and of intra-market and inter-market combinations, or “synthetics” of instruments.

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

The allocation to instruments, i.e., the determination of portfolio components and their relative proportions, varies over the course of time, because, among other reasons, of changes to the list of instruments traded in the Trading Program and because of observed changes in price behavior, correlation and market liquidity.  The Trading Advisor reserves the right to expand or contract the instruments it trades.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during 2014.

Forward Contracts and Counterparties

Currently, the only forward contracts entered into by the Fund are currency forwards. MLI is the only counterparty to these forward contracts. In the future the Fund may enter into other types of forwards and/or use other counterparties.  The standard terms of forward contracts entered into by the Fund are the term, the currency, the exchange rate, the principal amount and, in some cases the definition of a “disruption event,” i.e., a contingency pricing and settlement mechanism if an event occurs that causes the unavailability of the relevant exchange rate.  Forwards are governed by International Swaps and Derivatives Association documentation, and, in some cases, also by EMTA, Inc. documentation.

Employees

The Fund has no employees.

Use of Proceeds and Cash Management Income

Subscription Proceeds

The Fund’s cash is used as security for and to pay the Fund’s trading losses as well as its expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Trading Advisor to trade on a speculative basis in a wide range of commodities on behalf of the Fund.  While being used for this purpose, the Fund’s assets are also generally available for cash management, as described below under “Cash Management and Interest”.

Markets

The Trading Advisor trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on F/X, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases treaded on exchanges and/or OTC markets.

The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — may differ from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

Market Types

The Fund trades on a variety of United States and foreign futures exchanges as well as OTC.  Substantially all of the Fund’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Fund’s currency trades are executed in the spot and forward FX markets (the “FX Markets”) where there are no direct execution costs.  Instead, the participants, banks and dealers in the FX markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

CONDENSED SCHEDULE OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of December 31, 2014 and 2013 are as follows:

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	240	$(109,289)	-0.15%	(781)	$914,930	1.25%	$805,641	1.10%	January 2015 - March 2016
Currencies	263	(67,357)	-0.09%	(394)	81,614	0.11%	14,257	0.02%	January 2015 - March 2015
Energy	23	5,797	0.01%	(332)	2,501,921	3.43%	2,507,718	3.44%	January 2015 - December 2016
Interest rates	2,795	2,761,045	3.78%	(780)	(59,807)	-0.08%	2,701,238	3.70%	March 2015 - December 2018
Metals	218	(776,487)	-1.06%	(256)	641,852	0.88%	(134,635)	-0.18%	January 2015 - October 2015
Stock indices	634	763,820	1.05%	(142)	(122,424)	-0.17%	641,396	0.88%	January 2015 - June 2015

Total		$2,577,529	3.54%		$3,958,086	5.42%	$6,535,615	8.96%

December 31, 2013

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	541	$(109,641)	-0.13%	(1,296)	$1,022,304	1.18%	$912,663	1.05%	January 2014 - December 2014
Currencies	655	1,056,453	1.22%	(507)	870,273	1.01%	1,926,726	2.23%	February 2014 - March 2014
Energy	760	159,271	0.18%	(44)	20,151	0.02%	179,422	0.20%	January 2014 - December 2015
Interest rates	1,161	(187,202)	-0.22%	(942)	572,202	0.66%	385,000	0.44%	March 2014 - December 2017
Metals	518	385,034	0.45%	(828)	(295,853)	-0.34%	89,181	0.11%	January 2014 - October 2014
Stock indices	848	1,235,820	1.43%	(466)	158,654	0.18%	1,394,474	1.61%	January 2014 - June 2014

Total		$2,539,735	2.93%		$2,347,731	2.71%	$4,887,466	5.64%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2014 and December 31, 2013. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable. Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

As of December 31, 2014 the Fund employed $10,272,575 and $0 as initial margin to support futures and forward positions, respectively, representing approximately 13.20% and 0.00%, respectively, of the Fund’s total assets as of such date.

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

•                        pledged as collateral to MLI for OTC forwards or options on forwards or to other OTC prime brokers for other OTC investments;

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

Typically the vast majority of the Fund’s assets are held in segregated or secured accounts with MLPF&S.  In general, approximately 10% to 30% of the Fund’s assets are expected to be required as margin or collateral at any one time.  Approximately 90% of the Fund’s assets are held in customer segregated accounts at MLPF&S pursuant to applicable Commodity Futures Trading Commission (“CFTC”) regulations to margin U.S. exchange-traded futures contracts and options thereon, or in customer secured accounts at MLPF&S and used to margin futures trading on non-U.S. exchanges pursuant to CFTC regulations.  The remaining approximately 10% is expected to be deposited with MLI, other OTC prime brokers, or one or more third-party collateral custodians as margin for OTC trades.  These amounts could be substantially higher or lower and there is no obligation to maintain margin or collateral within these or any other specific ranges.

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BAC affiliates, such as MLPF&S and MLI, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLI to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLI or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

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

MLPF&S and any other BAC affiliates that hold the Fund’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest-rate environments in which the Fund receives little or no interest on these cash assets.

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2014, 2013 and 2012.

	2014		2013		2012
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$451,448	0.62%	$545,922	0.45%	$656,058	0.36%
Sponsor fees	370,594	0.51%	520,856	0.43%	630,871	0.35%
Management fees	1,078,409	1.47%	2,284,350	1.87%	3,502,971	1.94%
Performance fees	1,252,535	1.71%	—	0.00%	158,705	0.09%
Total	$3,152,986	4.31%	$3,351,128	2.75%	$4,948,605	2.74%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on its forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BAC from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerages commissions are components of the trading profit or loss of the Fund which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BAC from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average month-end Net Asset Values during 2014, 2013 and 2012 equaled $73,229,591, $122,272,149 and $180,136,434, respectively.

During 2014, the interest expense for the Fund was $3,448 or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2013, interest expense for the Fund was $3,284, or approximately 0.00% of the Fund’s average month-end Net Asset Values. During 2012, the Fund earned $7,111 in interest income, or approximately 0.00% of the Fund’s average month-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment

MLPF&S	Brokerage commissions

During 2014, 2013 and 2012 the round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s flat-rate Brokerage Commissions were approximately $6.11, $5.81 and $5.91, respectively.

MLPF&S	Use of assets	BAC may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

The Fund charges Sponsor fees on the month-end Net Asset Value at annual rates equal to 1.5% for Class A Units, 2.5% for Class C Units and 1.1% for Class I Units. Class D Units, Class DS Units, Class DT Units and Class M Units are not charged a Sponsor fee. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. The rate assessed to a subscription is based on the subscription amount. Sales commissions are deducted from subscription amounts. Units purchased and reflected in the Fund records are net of any commissions charged by MLPF&S. Class C, Class DS, Class DT and Class M Units are not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BAC managed accounts in which the Class M Units are held.

MLI (or an affiliate); Other counterparties	Bid—ask spreads

Bid—ask spreads are not accounted for separately as an accounting item because bid-ask spreads are an integral part of the price paid or received on all contracts for the purpose of generally accepted accounting principles.

MLI (or an affiliate); Other counterparties	EFP differentials

Certain of the Fund’s currency trades may be executed in the form of “exchange of futures for physical” transactions, in which a counterparty (which may be MLI or an affiliate) receives an additional “differential” spread for exchanging the Fund’s cash currency positions for equivalent futures positions.

Trading Advisor	Performance fees

The Fund pays a 22.5% annual quarterly performance to the Trading Advisor with respect to all Classes of Units. The performance fee is calculated based on any increase in the aggregate Net Asset Value of the Classes of Units subject to the same rate of performance fees a “Class Group”, taken together, in excess of the Class Group’s highest Net Asset Value as of any previous calendar quarter end after adjustment for subscriptions and the performance fee then paid (“High Water Mark”). The performance fee is also paid on net redemptions and the High Water Mark is proportionately reduced. Net Asset Value for purposes of calculating the performance fees does not include any interest income earned by the Fund.

Trading Advisor and MLAI	Management fees

The Fund pays monthly management fees to each of the Trading Advisor and MLAI based on the month-end Net Asset Value of the Fund (prior to reduction for the management fees being calculated and any accrued performance fees or Sponsor fees). The management fee rate payable to the Trading Advisor is 1.0% per year for all Classes of Units, except Class DT Units which is charged a 0.5% management fee. The management fee rate payable to MLAI is 0.5% per year for all Classes of Units, except for Class DT Units which is not charged a management fee for MLAI.

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

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”), the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor may perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses in the future under market conditions in which it achieved gains in the past.

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

F/X Forward Trading

The Fund may trade currencies in the F/X Markets, in addition to its trading in the futures markets, including by trading in F/X forward contracts.  Prospective investors must recognize that F/X forward trading takes place in unregulated markets, rather than on futures exchanges or swap execution facilities, and may, but does not now, take place through “retail” F/X Markets subject to the jurisdiction of the CFTC or other regulatory bodies.  The responsibility for performing under a particular forward transaction currently rests solely with the counterparties to that transaction, not with any exchange or clearinghouse.  As a result, the Fund is exposed to the credit risk of the OTC counterparties, with which it trades F/X forwards and deposits collateral, including that of MLI.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges,” in this section below.

The Fund is also subject to the risk that a forward counterparty may not settle a transaction in accordance with its terms, because the counterparty is unwilling or unable to do so, potentially resulting in significant losses. A counterparty’s failure to perform could occur in respect of an offsetting forward contract on which the Fund remains obligated to perform.  The Fund will not, however, be excused from performance under any forward contracts into which it has entered due to defaults under other forward contracts.  In addition, counterparties to forwards generally have the right to terminate trades under a number of circumstances including, for example, declines in the Fund’s net assets and certain “key person” events.  Any premature termination of the Fund’s currency forward trades could result in significant losses for the Fund, because the Fund may be unable to quickly re-establish those trades and may only be able to do so at disadvantageous prices.  Forward market counterparties are under no obligation to enter into forward transactions with the Fund, including transactions through which the Fund is attempting to liquidate open positions.  In addition, the prices offered for the same forward contract may vary significantly among different forward market participants.

As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), the CFTC now regulates non-deliverable forwards as swaps, including deliverable forwards where the parties do not take delivery.  Although non-deliverable forwards are not currently required to be executed in regulated markets, such as futures exchanges or swap execution facilities, this may change in the future. See “Regulatory Changes Could Restrict the Fund’s Operations” in this section below.

Dodd-Frank amended the definition of “eligible contract participant,” and the Fund expects to meet the amended definition so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant,” it could lead to the Fund’s bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit forward trading to less than that which the Sponsor would otherwise recommend, to the possible detriment of the Fund.

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

The Fund’s investments in uncleared OTC derivatives are subject to greater risk of counterparty default and less liquidity than exchange-traded derivatives, although derivatives traded on regulated exchanges or execution facilities are subject to risk of failure of the exchange or facility on which they are traded and the clearinghouse through which they are guaranteed.  Counterparty risk includes not only the risk of default and failure to pay mark-to-market amounts and return risk premium, if any, but also the risk that the market value of OTC derivatives will fall if the creditworthiness of the counterparties to those derivatives weakens.

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

In October 2011, the CFTC adopted rules that, among other things, established a separate position limits regime for 28 so-called “exempt,” i.e., metals and energy, and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months were generally set at 25% of the official estimated deliverable supply of the underlying commodity while position limits related to non-spot months were generally set at 10% of open interest in the first 25,000 contracts and 2.5% of the open interest thereafter.  Those proposed speculative position limits were vacated by a United States District Court, but the CFTC has proposed a new set of speculative position limits which are not yet finalized.  If the current proposal is approved, the size or duration of positions available to the Fund may be further limited.

In addition, Dodd-Frank significantly expands the CFTC’s authority to impose position limits with respect to futures contracts, options on futures contracts, swaps that are economically equivalent to futures or options on futures, swaps that are traded on a regulated exchange and certain swaps that perform a significant price discovery function.

The Sponsor is subject to CFTC-imposed position limits through its control of the Fund, and will have to aggregate positions of certain FuturesAccess Funds in determining whether the position limits are reached.  The CFTC’s current position limit proposal would, if implemented in substance, in addition to expanding the contracts subject to CFTC-imposed position limits, narrow certain exemptions from the aggregation requirements, making it more likely that a party such as the Sponsor hiring multiple trading advisors may be required to aggregate the positions controlled by the various trading advisors. Although the Sponsor may claim an exemption from the aggregation requirements for the majority of FuturesAccess Funds, the aggregation of positions of certain FuturesAccess Funds may be required.  If aggregation is required in the Fund’s case, the Trading Advisor may not be able to implement the Trading Program for the Fund in the same manner as for its other clients, causing the Fund to underperform other accounts utilizing the Trading Program, or the Fund may have to liquidate trading positions when the Trading Advisor would otherwise not advise doing so, resulting in losses to the Fund.

Any of the regulations discussed above could adversely affect the Fund in certain circumstances.

Trading on Non-U.S. Exchanges

The Trading Advisor may trade on futures exchanges outside the United States on behalf of the Fund.  Trading on non-U.S. exchanges is not regulated by any U.S. government agency and may involve certain risks not applicable to trading on U.S. exchanges.

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearinghouse.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect the individual member with whom the Fund has entered into a futures contract.

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

Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges

The Fund is exposed to the risk that the bankruptcy or insolvency of its trading counterparties and other entities holding Fund assets — such as broker-dealers, FCMs, futures exchanges, clearinghouses, banks or other financial institutions, particularly MLPF&S, MLI and their affiliates — could result in all or a substantial portion of the Fund’s assets being lost permanently or impounded for a matter of years pending the final disposition of legal proceedings.  A bankruptcy or insolvency of this kind, or the threat of one, may cause the Sponsor to decide to liquidate the Fund or suspend, limit or otherwise alter trading, perhaps causing the Fund to miss significant profit opportunities.

The Sponsor has historically preferred BAC affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BAC affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BAC affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

The Sponsor’s policy that the Trading Advisor use MLPF&S and MLI may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

The Sponsor may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non-BAC broker and from “giving up” those trades to MLPF&S or MLI.  In addition, to the extent assets are held at entities other than MLPF&S and MLI, the Sponsor may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

The following paragraphs discuss the various uses of the Fund’s assets and the risks of loss — in addition to losses from trading — associated with each use.

Margin for Commodities Trading.  Although the Sponsor believes that MLPF&S is appropriately capitalized to function as the Fund’s FCM, cash posted as margin for commodities trading with MLPF&S is nevertheless subject to the risk of insolvency of MLPF&S.  The Fund maintains cash deposits with MLPF&S in segregated accounts, which are required by CFTC regulations to be separate from its proprietary assets for futures and options trading on U.S. exchanges.  Funds held in segregated accounts are intended to be readily identifiable as customer funds in the event of MLPF&S’s bankruptcy and are expected to be reserved for distribution to customers of MLPF&S. If MLPF&S did not comply with the segregation requirement, however, the assets of the Fund might not be fully protected.  Even given proper segregation, the Fund may be subject to a risk of loss of its funds because, although CFTC regulations require that FCMs invest customer funds only in certain types of interest bearing financial instruments, these instruments are still subject to credit and market risk.  As a result, if the instruments in which customer segregated funds are invested lose value, there would be a shortfall in customer segregated funds held by MLPF&S in the event of MLPF&S’s insolvency.

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

In addition, if BAC directly or indirectly owns 10% or more of the Fund, which would typically result from BAC providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BAC provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BAC’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

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

To the extent the Fund enters into cleared swap transactions, the Fund will deposit collateral with MLPF&S in cleared swaps customer accounts, which are required by CFTC regulations to be separate from its proprietary collateral posted for cleared swaps transactions.  Cleared swap customer collateral is subject to regulations that closely parallel the regulations governing customer segregated funds but provide certain additional protections to cleared swaps collateral in the event of an FCM or FCM customer default.  For example, in the event of a default of both the FCM and a customer of the FCM, a clearing house is only permitted to access the cleared swaps collateral in the legally separate (but operationally commingled) account of the defaulting cleared swap customer of the FCM, as opposed to the treatment of customer segregated funds, under which the clearing house may access all of the commingled customer segregated funds of a defaulting FCM.

Collateral for OTC Transactions.  Cash pledged as collateral with MLI or any other OTC prime broker for OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges, cash margin for OTC trades is not required to be segregated or held in a secured account.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure. Only up to $250,000 held in non-interest bearing demand deposit accounts is insured under the FDIC’s general deposit insurance rules.

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

The Fund may incur substantial losses in the event of disrupted markets and other extraordinary events in which historical pricing relationships become materially distorted, the availability of credit is restricted or the ability to trade or invest capital, including exiting existing positions, is otherwise impaired.  The risk of loss from pricing distortions is compounded by the fact that in disrupted markets many positions become illiquid, making it difficult or impossible to close out positions against which the markets are moving.  The financing available to private investment funds such as the Fund from banks, dealers and other counterparties is typically reduced in disrupted markets.  Any reduction may result in substantial losses to the Fund.  Market disruptions may from time to time cause dramatic losses for the Fund and these events can result in otherwise historically low-risk strategies performing with unprecedented volatility and risk.

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

Dodd-Frank includes provisions that substantially increase the regulation of the OTC derivatives markets.  Regulations implementing Dodd-Frank will ultimately require that a substantial portion of derivatives currently traded over the counter be executed in regulated markets and/or be submitted for clearing to regulated clearinghouses.  Those OTC derivatives may include OTC F/X forwards and swaps which may be traded by the Fund.

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market. Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, the Sponsor and/or the Fund’s counterparties to additional regulatory requirements. Certain of these regulatory requirements could affect the Fund, the Trading Advisor or the Sponsor directly, while others could impact the Fund, the Trading Advisor or the Sponsor indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens. These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also will require a substantial portion of derivative transactions that are currently executed on a bi-lateral basis in the OTC markets to be executed through a regulated security, futures or swap exchange or execution facility.  Certain CFTC-regulated derivatives trades are currently subject to these rules. Such requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement.

Although Dodd-Frank will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several years.  In addition, while Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

The overall impact of Dodd-Frank on the Fund remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

On August 16, 2012, the European Market Infrastructure Regulation became effective (“EMIR”).  EMIR introduces certain requirements in respect of derivative contracts, which will apply primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by E.U. authorized alternative investment fund managers, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold, including because such contracts are excluded from the threshold calculation on the basis that they are concluded in order to reduce risks directly relating to the NFC’s commercial activity or treasury financing activity (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-EU counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with EU counterparties, which will require compliance by their non-EU counterparties in order to satisfy their own obligations under EMIR.  EU FCs or NFC+s which transact with a non-EU counterparty that would be classed as an FC or an NFC+ if it had been established in the EU will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorised central counterparty.  No class of OTC derivative contracts has as yet been declared subject to mandatory clearing in the EU, although draft legislation covering various classes has been proposed.

Certain risk mitigation obligations under EMIR (such as the obligation to reconcile portfolios and confirm transactions in a timely fashion) have already been implemented through secondary measures, while others, such as the requirement to exchange collateral, are still being finalised.

The EU regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2017.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the EU.

It is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BAC is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (the “BHCA”), and to regulation by the Board of Governors of the Federal Reserve System.  If BAC directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BAC may be deemed to control the Fund for purposes of the BHCA, or if BAC is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York, New York 10080).  MLAI performs administrative services for the Fund from MLAI’s offices.

Item 3:        Legal Proceedings

None.

Item 4:        Mine Safety Disclosures

Not applicable

PART II

Item 5:        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5(a)

(a)                                 Market Information:

There is no established public trading market for the Units. Investors in the Fund generally may redeem any or all of their Units at Net Asset Value, in whole or fractional Units, effective as of (i) the 15th calendar day of each month and/or (ii) the last calendar day of each month (each a “Redemption Date”), upon submitting a redemption request by the “Subscription/Redemption Notice Date,” which is eight business days prior to the 1st and 16th of every month.  MLAI may eliminate investors’ mid-month redemption right at any time.  The Net Asset Value of redeemed Units is determined as of the Redemption Date.  Investors will remain exposed to fluctuations in Net Asset Value during the period between submission of their redemption request and the applicable Redemption Date.

(b)                             Holders:

As of December 31, 2014, there were 414 holders of Units.

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

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.1143
1/16/2014	—	—	1.0685
2/01/2014	—	—	1.0659
2/16/2014	—	—	1.0489
3/01/2014	—	—	1.0787
3/16/2014	—	—	1.0540
4/01/2014	—	—	1.0818
4/16/2014	—	—	1.0862
5/01/2014	—	—	1.1002
5/16/2014	—	—	1.1069
6/01/2014	—	—	1.1329
6/16/2014	—	—	1.1560
7/01/2014	—	—	1.1463
7/16/2014	—	—	1.1457
8/01/2014	—	—	1.1314
8/16/2014	—	—	1.1518
9/01/2014	—	—	1.1879
9/16/2014	—	—	1.1955
10/01/2014	—	—	1.2517
10/16/2014	—	—	1.2292
11/01/2014	—	—	1.2085
11/16/2014	99,000	79,410	1.2467
12/01/2014	—	—	1.2854
12/16/2014	—	—	1.2570
1/01/2015	—	—	1.3175
1/16/2015	—	—	1.3294
2/1/2015	—	—	1.3685

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$81,000	80,087	$1.0114
1/16/2014	—	—	0.9694
2/01/2014	391,000	404,511	0.9666
2/16/2014	13,000	13,673	0.9508
3/01/2014	118,000	120,728	0.9774
3/16/2014	—	—	0.9546
4/01/2014	88,000	89,851	0.9794
4/16/2014	59,000	60,020	0.9830
5/01/2014	80,000	80,386	0.9952
5/16/2014	—	—	1.0008
6/01/2014	20,000	19,533	1.0239
6/16/2014	—	—	1.0444
7/01/2014	—	—	1.0352
7/16/2014	—	—	1.0342
8/01/2014	—	—	1.0209
8/16/2014	—	—	1.0389
9/01/2014	—	—	1.0709
9/16/2014	—	—	1.0774
10/01/2014	—	—	1.1276
10/16/2014	—	—	1.1068
11/01/2014	—	—	1.0877
11/16/2014	—	—	1.1217
12/01/2014	20,000	17,303	1.1559
12/16/2014	—	—	1.1299
1/01/2015	65,000	54,903	1.1839
1/16/2015	—	—	1.1941
2/1/2015	—	—	1.2286

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$0.9409
1/16/2014	—	—	0.9028
2/01/2014	145,000	160,897	0.9012
2/16/2014	—	—	0.8873
3/01/2014	—	—	0.9131
3/16/2014	—	—	0.8928
4/01/2014	—	—	0.9169
4/16/2014	—	—	0.9212
5/01/2014	—	—	0.9337
5/16/2014	—	—	0.9398
6/01/2014	—	—	0.9625
6/16/2014	—	—	0.9828
7/01/2014	—	—	0.9751
7/16/2014	—	—	0.9753
8/01/2014	—	—	0.9637
8/16/2014	—	—	0.9817
9/01/2014	—	—	1.0130
9/16/2014	—	—	1.0202
10/01/2014	—	—	1.0689
10/16/2014	—	—	1.0503
11/01/2014	—	—	1.0333
11/16/2014	—	—	1.0666
12/01/2014	—	—	1.1003
12/16/2014	—	—	1.0767
1/01/2015	—	—	1.1293
1/16/2015	—	—	1.1402
2/1/2015	1,000,000	851,499	1.1744

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$3,000	2,666	$1.1254
1/16/2014	—	—	1.0793
2/01/2014	25,000	23,215	1.0769
2/16/2014	—	—	1.0599
3/01/2014	—	—	1.0902
3/16/2014	—	—	1.0654
4/01/2014	—	—	1.0937
4/16/2014	—	—	1.0983
5/01/2014	—	—	1.1127
5/16/2014	—	—	1.1195
6/01/2014	—	—	1.1460
6/16/2014	—	—	1.1696
7/01/2014	—	—	1.1600
7/16/2014	—	—	1.1596
8/01/2014	—	—	1.1454
8/16/2014	—	—	1.1662
9/01/2014	—	—	1.2029
9/16/2014	—	—	1.2108
10/01/2014	—	—	1.2680
10/16/2014	—	—	1.2454
11/01/2014	—	—	1.2246
11/16/2014	—	—	1.2635
12/01/2014	—	—	1.3029
12/16/2014	—	—	1.2743
1/01/2015	—	—	1.3360
1/16/2015	—	—	1.3483
2/1/2015	5,000	3,602	1.3880

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.4415
1/16/2014	211,996	153,276	1.3831
2/01/2014	—	—	1.3806
2/16/2014	—	—	1.3594
3/01/2014	—	—	1.3989
3/16/2014	—	—	1.3677
4/01/2014	—	—	1.4047
4/16/2014	—	—	1.4113
5/01/2014	—	—	1.4304
5/16/2014	—	—	1.4399
6/01/2014	—	—	1.4746
6/16/2014	—	—	1.5057
7/01/2014	—	—	1.4939
7/16/2014	—	—	1.4941
8/01/2014	—	—	1.4765
8/16/2014	—	—	1.5040
9/01/2014	—	—	1.5520
9/16/2014	—	—	1.5630
10/01/2014	—	—	1.6375
10/16/2014	157,059	97,607	1.6091
11/01/2014	511,379	323,044	1.5830
11/16/2014	—	—	1.6341
12/01/2014	17,921	10,631	1.6857
12/16/2014	—	—	1.6495
1/01/2015	—	—	1.7301
1/16/2015	55,676	31,873	1.7468
2/1/2015	—	—	1.7992

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$1.5651
1/16/2014	—	—	1.5022
2/01/2014	—	—	1.5002
2/16/2014	—	—	1.4775
3/01/2014	—	—	1.5207
3/16/2014	—	—	1.4871
4/01/2014	—	—	1.5276
4/16/2014	—	—	1.5351
5/01/2014	—	—	1.5562
5/16/2014	—	—	1.5669
6/01/2014	—	—	1.6051
6/16/2014	—	—	1.6392
7/01/2014	—	—	1.6267
7/16/2014	—	—	1.6273
8/01/2014	—	—	1.6084
8/16/2014	—	—	1.6387
9/01/2014	—	—	1.6914
9/16/2014	—	—	1.7037
10/01/2014	—	—	1.7852
10/16/2014	—	—	1.7546
11/01/2014	249,091	144,275	1.7265
11/16/2014	—	—	1.7825
12/01/2014	—	—	1.8392
12/16/2014	—	—	1.7999
1/01/2015	—	—	1.8881
1/16/2015	—	—	1.9067
2/1/2015	—	—	1.9642

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2014	$—	—	$0.9347
1/16/2014	—	—	0.8968
2/01/2014	51,000	56,971	0.8952
2/16/2014	—	—	0.8815
3/01/2014	253,903	279,906	0.9071
3/16/2014	—	—	0.8869
4/01/2014	50,000	54,897	0.9108
4/16/2014	—	—	0.9151
5/01/2014	500,000	539,083	0.9275
5/16/2014	—	—	0.9336
6/01/2014	—	—	0.9562
6/16/2014	—	—	0.9763
7/01/2014	—	—	0.9687
7/16/2014	245,000	252,890	0.9688
8/01/2014	—	—	0.9574
8/16/2014	—	—	0.9752
9/01/2014	—	—	1.0064
9/16/2014	—	—	1.0135
10/01/2014	—	—	1.0618
10/16/2014	—	—	1.0434
11/01/2014	—	—	1.0264
11/16/2014	500,000	471,877	1.0596
12/01/2014	—	—	1.0931
12/16/2014	—	—	1.0696
1/01/2015	800,000	713,140	1.1218
1/16/2015	—	—	1.1327
2/1/2015	50,000	42,860	1.1666

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:        Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011	For the year ended December 31, 2010

Trading profit (loss)
Realized, net	$14,422,892	$(257,587)	$11,822,071	$(19,290,462)	$41,966,162
Change in unrealized, net	1,648,149	2,100,635	(5,010,392)	(1,469,413)	8,120,139
Brokerage commissions	(573,907)	(802,619)	(1,122,005)	(1,084,608)	(1,332,262)
Total trading profit (loss)	15,497,134	1,040,429	5,689,674	(21,844,483)	48,754,039

INVESTMENT INCOME:
Interest	(3,448)	(3,284)	7,111	(17,755)	474

EXPENSES:
Management fee to Trading Advisor	740,724	2,284,350	3,502,971	4,663,195	4,406,382
Management fee to MLAI	337,685	—	—	—	—
Sponsor fee	1,252,535	—	158,705	—	1,574,502
Performance fee	370,594	520,856	630,871	673,816	471,939
Other	451,448	545,922	656,058	644,087	671,538
Total Expenses	3,152,986	3,351,128	4,948,605	5,981,098	7,124,361

NET INVESTMENT INCOME (LOSS)	(3,156,434)	(3,354,412)	(4,941,494)	(5,998,853)	(7,123,887)

NET INCOME (LOSS)	$12,340,700	$(2,313,983)	$748,180	$(27,843,336)	$41,630,152

Balance Sheet Data	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010

Members’ Capital	$72,985,063	$86,331,490	$149,052,432	$221,046,309	$255,959,800
Net Asset Value per Series A Unit	1.3175	1.1143	1.1397	1.1801	1.3296
Net Asset Value per Series C Unit	1.1839	1.0114	1.0448	1.0927	1.2436
Net Asset Value per Series D Unit	1.1293	0.9409	0.9480	0.9670	1.0733
Net Asset Value per Series I Unit	1.3360	1.1254	1.1465	1.1823	1.3268
Net Asset Value per Series DS Unit	1.7301	1.4415	1.4524	1.4814	1.6443
Net Asset Value per Series DT Unit	1.8881	1.5651	1.5612	1.5771	1.7338
Net Asset Value per Series M Unit*	1.1218	0.9347	0.9418	—	—

*Units issued on October 1, 2012

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and report performance to investors is useful information for the members of the Fund.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.0816	n/a	$1.0975	n/a	$1.2139	n/a	$1.2405	n/a	$1.1682	n/a	$1.1659
2011	n/a	$1.3232	n/a	$1.3463	n/a	$1.3119	n/a	$1.3439	n/a	$1.2687	n/a	$1.2231
2012	n/a	$1.1928	n/a	$1.2228	n/a	$1.2093	n/a	$1.2132	n/a	$1.3267	n/a	$1.2378
2013	$1.1068	$1.1304	$1.1540	$1.1061	$1.1249	$1.1372	$1.1522	$1.1807	$1.1463	$1.1056	$1.0849	$1.0939
2014	$1.0685	$1.0659	$1.0489	$1.0787	$1.0540	$1.0818	$1.0862	$1.1002	$1.1069	$1.1329	$1.1560	$1.1463

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.1497	n/a	$1.1940	n/a	$1.2333	n/a	$1.2900	n/a	$1.2786	n/a	$1.3296
2011	n/a	$1.2528	n/a	$1.2058	n/a	$1.1726	n/a	$1.1419	n/a	$1.1567	n/a	$1.1801
2012	n/a	$1.3023	n/a	$1.2757	n/a	$1.2148	$1.1940	$1.1486	$1.1491	$1.1386	$1.1335	$1.1397
2013	$1.1159	$1.1029	$1.1017	$1.0598	$1.0907	$1.0513	$1.0494	$1.0656	$1.0628	$1.0781	$1.0553	$1.1143
2014	$1.1457	$1.1314	$1.1518	$1.1879	$1.1955	$1.2517	$1.2292	$1.2085	$1.2467	$1.2854	$1.2570	$1.3175

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.0209	n/a	$1.0351	n/a	$1.1439	n/a	$1.1680	n/a	$1.0990	n/a	$1.0959
2011	n/a	$1.2365	n/a	$1.2571	n/a	$1.2239	n/a	$1.2527	n/a	$1.1816	n/a	$1.1382
2012	n/a	$1.1035	n/a	$1.1304	n/a	$1.1169	n/a	$1.1196	n/a	$1.2234	n/a	$1.1404
2013	$1.0142	$1.0354	$1.0566	$1.0123	$1.0291	$1.0399	$1.0532	$1.0787	$1.0469	$1.0094	$0.9900	$0.9978
2014	$0.9694	$0.9666	$0.9508	$0.9774	$0.9546	$0.9794	$0.9830	$0.9952	$1.0008	$1.0239	$1.0444	$1.0352

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.0798	n/a	$1.1205	n/a	$1.1563	n/a	$1.2085	n/a	$1.1969	n/a	$1.2436
2011	n/a	$1.1649	n/a	$1.1202	n/a	$1.0885	n/a	$1.0591	n/a	$1.0719	n/a	$1.0927
2012	n/a	$1.1988	n/a	$1.1734	n/a	$1.1164	$1.0968	$1.0547	$1.0547	$1.0446	$1.0396	$1.0448
2013	$1.0174	$1.0052	$1.0037	$0.9651	$0.9928	$0.9565	$0.9545	$0.9688	$0.9658	$0.9793	$0.9582	$1.0114
2014	$1.0342	$1.0209	$1.0389	$1.0709	$1.0774	$1.1276	$1.1068	$1.0877	$1.1217	$1.1559	$1.1299	$1.1839

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$0.8612	n/a	$0.8749	n/a	$0.9689	n/a	$0.9914	n/a	$0.9348	n/a	$0.9341
2011	n/a	$1.0694	n/a	$1.0895	n/a	$1.0630	n/a	$1.0903	n/a	$1.0305	n/a	$0.9947
2012	n/a	$0.9786	n/a	$1.0045	n/a	$0.9946	n/a	$0.9991	n/a	$1.0940	n/a	$1.0219
2013	$0.9212	$0.9415	$0.9617	$0.9224	$0.9386	$0.9495	$0.9626	$0.9870	$0.9588	$0.9254	$0.9087	$0.9168
2013	$0.9028	$0.9012	$0.8873	$0.9131	$0.8928	$0.9169	$0.9212	$0.9337	$0.9398	$0.9625	$0.9828	$0.9751

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$0.9223	n/a	$0.9590	n/a	$0.9918	n/a	$1.0387	n/a	$1.0308	n/a	$1.0733
2011	n/a	$1.0202	n/a	$0.9831	n/a	$0.9573	n/a	$0.9334	n/a	$0.9466	n/a	$0.9670
2012	n/a	$1.0765	n/a	$1.0558	n/a	$1.0067	$0.9900	$0.9530	$0.9540	$0.9459	$0.9423	$0.9480
2013	$0.9357	$0.9254	$0.9251	$0.8904	$0.9169	$0.8843	$0.8833	$0.8975	$0.8957	$0.9092	$0.8905	$0.9409
2013	$0.9753	$0.9637	$0.9817	$1.0130	$1.0202	$1.0689	$1.0503	$1.0333	$1.0666	$1.1003	$1.0767	$1.1293

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.0754	n/a	$1.0915	n/a	$1.2077	n/a	$1.2346	n/a	$1.1631	n/a	$1.1612
2011	n/a	$1.3208	n/a	$1.3444	n/a	$1.3105	n/a	$1.3428	n/a	$1.2681	n/a	$1.2229
2012	n/a	$1.1954	n/a	$1.2260	n/a	$1.2128	n/a	$1.2171	n/a	$1.3315	n/a	$1.2426
2013	$1.1135	$1.1375	$1.1614	$1.1134	$1.1325	$1.1451	$1.1604	$1.1893	$1.1548	$1.1141	$1.0934	$1.1026
2014	$1.0793	$1.0769	$1.0599	$1.0902	$1.0654	$1.0937	$1.0983	$1.1127	$1.1195	$1.1460	$1.1696	$1.1600

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.1454	n/a	$1.1899	n/a	$1.2294	n/a	$1.2864	n/a	$1.2755	n/a	$1.3268
2011	n/a	$1.2531	n/a	$1.2064	n/a	$1.1737	n/a	$1.1433	n/a	$1.1585	n/a	$1.1823
2012	n/a	$1.3078	n/a	$1.2815	n/a	$1.2208	$1.2000	$1.1546	$1.1553	$1.1449	$1.1400	$1.1465
2013	$1.1249	$1.1120	$1.1110	$1.0690	$1.1003	$1.0607	$1.0590	$1.0755	$1.0729	$1.0884	$1.0656	$1.1254
2014	$1.1596	$1.1454	$1.1662	$1.2029	$1.2108	$1.2680	$1.2454	$1.2246	$1.2635	$1.3029	$1.2743	$1.3360

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.3193	n/a	$1.3403	n/a	$1.4843	n/a	$1.5188	n/a	$1.4321	n/a	$1.4310
2011	n/a	$1.6383	n/a	$1.6690	n/a	$1.6285	n/a	$1.6702	n/a	$1.5787	n/a	$1.5239
2012	n/a	$1.4992	n/a	$1.5389	n/a	$1.5238	n/a	$1.5306	n/a	$1.6759	n/a	$1.5655
2013	$1.4113	$1.4423	$1.4733	$1.4131	$1.4380	$1.4547	$1.4748	$1.5121	$1.4690	$1.4178	$1.3921	$1.4045
2014	$1.3831	$1.3806	$1.3594	$1.3989	$1.3677	$1.4047	$1.4113	$1.4304	$1.4399	$1.4746	$1.5057	$1.4939

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.4129	n/a	$1.4692	n/a	$1.5194	n/a	$1.5912	n/a	$1.5792	n/a	$1.6443
2011	n/a	$1.5629	n/a	$1.5061	n/a	$1.4665	n/a	$1.4299	n/a	$1.4502	n/a	$1.4814
2012	n/a	$1.6492	n/a	$1.6175	n/a	$1.5423	$1.5167	$1.4600	$1.4616	$1.4491	$1.4435	$1.4524
2013	$1.4336	$1.4178	$1.4172	$1.3641	$1.4048	$1.3548	$1.3533	$1.3750	$1.3723	$1.3928	$1.3643	$1.4415
2014	$1.4941	$1.4765	$1.5040	$1.5520	$1.5630	$1.6375	$1.6091	$1.5830	$1.6341	$1.6857	$1.6495	$1.7301

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2010	n/a	$1.3787	n/a	$1.4019	n/a	$1.5538	n/a	$1.5912	n/a	$1.5016	n/a	$1.5017
2011	n/a	$1.7290	n/a	$1.7625	n/a	$1.7211	n/a	$1.7663	n/a	$1.6710	n/a	$1.6143
2012	n/a	$1.5974	n/a	$1.6411	n/a	$1.6263	n/a	$1.6350	n/a	$1.7913	n/a	$1.6747
2013	$1.5176	$1.5517	$1.5857	$1.5215	$1.5489	$1.5675	$1.5899	$1.6308	$1.5849	$1.5304	$1.5033	$1.5173
2014	$1.5022	$1.5002	$1.4775	$1.5207	$1.4871	$1.5276	$1.5351	$1.5562	$1.5669	$1.6051	$1.6392	$1.6267

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2010	n/a	$1.4839	n/a	$1.5443	n/a	$1.5984	n/a	$1.6754	n/a	$1.6642	n/a	$1.7338
2011	n/a	$1.6570	n/a	$1.5981	n/a	$1.5574	n/a	$1.5198	n/a	$1.5426	n/a	$1.5771
2012	n/a	$1.7653	n/a	$1.7329	n/a	$1.6536	$1.6269	$1.5667	$1.5691	$1.5563	$1.5510	$1.5612
2013	$1.5493	$1.5329	$1.5329	$1.4761	$1.5207	$1.4673	$1.4662	$1.4904	$1.4881	$1.5110	$1.4806	$1.5651
2014	$1.6273	$1.6084	$1.6387	$1.6914	$1.7037	$1.7852	$1.7546	$1.7265	$1.7825	$1.8392	$1.7999	$1.8881

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2013	$0.9151	$0.9353	$0.9553	$0.9163	$0.9324	$0.9432	$0.9563	$0.9805	$0.9525	$0.9193	$0.9027	$0.9107
2014	$0.8968	$0.8952	$0.8815	$0.9071	$0.8869	$0.9108	$0.9151	$0.9275	$0.9336	$0.9562	$0.9763	$0.9687

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sept. 15th	Sept.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	n/a	n/a	n/a	n/a	$1.0000	$0.9834	$0.9467	$0.9477	$0.9396	$0.9360	$0.9418
2013	$0.9296	$0.9193	$0.9189	$0.8845	$0.9109	$0.8785	$0.8775	$0.8916	$0.8898	$0.9032	$0.8846	$0.9347
2014	$0.9688	$0.9574	$0.9752	$1.0064	$1.0135	$1.0618	$1.0434	$1.0264	$1.0596	$1.0931	$1.0696	$1.1218

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: September 1, 2007

Aggregate Subscriptions: $17,739,830

Current Capitalization:   $6,259,557

Worst Monthly Drawdown (2):  (6.93) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (24.30) % (March 2009 — December 2014)

Net Asset Value per Unit for Class A, December 31, 2014:   $1.3175

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.34)%	(0.82)%	1.08%	(0.48)%	(5.45)%
February	1.20	(2.15)	2.52	1.75	1.47
March	0.29	2.81	(1.10)	(2.56)	10.61
April	1.70	3.83	0.32	2.44	2.19
May	2.97	(6.36)	9.36	(5.60)	(5.83)
June	1.18	(1.06)	(6.70)	(3.59)	(0.20)
July	(1.30)	0.82	5.21	2.43	(1.39)
August	4.99	(3.91)	(2.04)	(3.75)	3.85
September	5.37	(0.80)	(4.77)	(2.75)	3.29
October	(3.45)	1.36	(5.45)	(2.62)	4.60
November	6.36	1.17	(0.87)	1.30	(0.88)
December	2.50	3.36	0.10	2.02	3.99
Compound Annual Rate of Return	18.24%	(2.23)%	(3.42)%	(11.25)%	16.22%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 31.75%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $40,650,512

Current Capitalization:   $11,035,343

Worst Monthly Drawdown (2):  (7.00) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (27.69) % (March 2009 —December 2014)

Net Asset Value per Unit for Class C, December 31, 2014:   $1.1839

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.43)%	(0.90)%	0.99%	(0.57)%	(5.53)%
February	1.12	(2.23)	2.44	1.67	1.39
March	0.20	2.73	(1.19)	(2.64)	10.51
April	1.61	3.73	0.24	2.35	2.11
May	2.88	(6.42)	9.27	(5.68)	(5.91)
June	1.10	(1.15)	(6.78)	(3.67)	(0.28)
July	(1.38)	0.74	5.12	2.35	(1.47)
August	4.90	(3.99)	(2.12)	(3.84)	3.77
September	5.29	(0.89)	(4.85)	(2.83)	3.20
October	(3.54)	1.29	(5.53)	(2.70)	4.51
November	6.27	1.08	(0.96)	1.21	(0.96)
December	2.42	3.28	0.02	1.94	3.90
Compound Annual Rate of Return	17.06%	(3.20)%	(4.38)%	(12.13)%	15.07%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 18.39%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: November 1, 2007

Aggregate Subscriptions:    $11,684,086

Current Capitalization:   $2,107,079

Worst Monthly Drawdown (2):  (6.81) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.20) % (March 2009 - May 2012)

Net Asset Value per Unit for Class D, December 31, 2014:   $1.1293

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.22)%	(0.69)%	1.20%	(0.36)%	(5.33)%
February	1.32	(2.03)	2.65	1.88	1.59
March	0.42	2.94	(0.99)	(2.43)	10.74
April	1.83	3.95	0.45	2.57	2.32
May	3.08	(6.24)	9.50	(5.48)	(5.71)
June	1.31	(0.93)	(6.59)	(3.47)	(0.07)
July	(1.17)	0.94	5.34	2.56	(1.26)
August	5.12	(3.78)	(1.92)	(3.64)	3.98
September	5.52	(0.69)	(4.65)	(2.62)	3.42
October	(3.33)	1.49	(5.33)	(2.50)	4.73
November	6.48	1.30	(0.75)	1.41	(0.76)
December	2.64	3.49	0.22	2.16	4.12
Compound Annual Rate of Return	20.02%	(.75)%	(1.96)%	(9.91)%	17.98%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 12.93%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: October 1, 2007

Aggregate Subscriptions:  $5,183,444

Current Capitalization:   $1,237,502

Worst Monthly Drawdown (2):  (6.90) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (22.92) % (March 2009 — December 2014)

Net Asset Value per Unit for Class I, December 31, 2014:   $1.3360

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.31)%	(0.78)%	1.11%	(0.45)%	(5.41)%
February	1.24	(2.12)	2.56	1.79	1.50
March	0.32	2.85	(1.08)	(2.52)	10.65
April	1.74	3.86	0.35	2.46	2.23
May	2.99	(6.32)	9.40	(5.56)	(5.79)
June	1.22	(1.03)	(6.68)	(3.56)	(0.16)
July	(1.26)	0.85	5.25	2.47	(1.36)
August	5.02	(3.87)	(2.01)	(3.73)	3.89
September	5.41	(0.78)	(4.74)	(2.71)	3.32
October	(3.42)	1.40	(5.42)	(2.59)	4.64
November	6.39	1.20	(0.84)	1.33	(0.85)
December	2.54	3.40	0.14	2.05	4.02
Compound Annual Rate of Return	18.71%	(1.84)%	(3.03)%	(10.89)%	16.70%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 33.60%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:   $200,187,870

Current Capitalization:   $35,135,941

Worst Monthly Drawdown (2):  (6.81) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.03) % (March 2009 — May 2012)

Net Asset Value per Unit for Class DS, December 31, 2014:   $1.7301

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.22)%	(0.70)%	1.20%	(0.36)%	(5.33)%
February	1.33	(2.02)	2.65	1.87	1.59
March	0.41	2.94	(0.98)	(2.43)	10.74
April	1.83	3.95	0.45	2.56	2.32
May	3.09	(6.24)	9.49	(5.48)	(5.71)
June	1.31	(0.94)	(6.59)	(3.47)	(0.08)
July	(1.16)	0.95	5.34	2.56	(1.26)
August	5.11	(3.79)	(1.92)	(3.63)	3.98
September	5.51	(0.68)	(4.65)	(2.63)	3.42
October	(3.33)	1.49	(5.34)	(2.50)	4.73
November	6.49	1.29	(0.75)	1.42	(0.75)
December	2.63	3.50	0.23	2.15	4.12
Compound Annual Rate of Return	20.02%	(.75)%	(1.96)%	(9.91)%	17.99%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 73.01%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $122,381,948

Current Capitalization:   $11,818,184

Worst Monthly Drawdown (2):  (6.74) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (20.29) % (March 2009 - December 2010)

Net Asset Value per Unit for Class DT, December 31, 2014:  $1.8881

Monthly Rates of Return (4)

Month	2014	2013	2012	2011	2010
January	(4.15)%	(0.61)%	1.29%	(0.28)%	(5.25)%
February	1.37	(1.95)	2.74	1.94	1.68
March	0.45	3.02	(0.90)	(2.35)	10.84
April	1.87	4.04	0.53	2.63	2.41
May	3.14	(6.16)	9.56	(5.40)	(5.63)
June	1.35	(0.86)	(6.51)	(3.39)	0.01
July	(1.12)	1.03	5.41	2.65	(1.19)
August	5.16	(3.71)	(1.84)	(3.55)	4.07
September	5.55	(0.60)	(4.57)	(2.55)	3.50
October	(3.29)	1.57	(5.26)	(2.41)	4.82
November	6.53	1.38	(0.66)	1.50	(0.67)
December	2.66	3.58	0.31	2.24	4.18
Compound Annual Rate of Return	20.64%	.25%	(1.01)%	(9.04)%	19.15%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 73.05%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2014

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: October 1, 2012

Aggregate Subscriptions:  $6,286,221

Current Capitalization:   $5,391,457

Worst Monthly Drawdown (2):  (6.24) % (May 2013)

Worst Peak-to-Valley Drawdown (3):  (12.15) % (October 2012 — August 2014)

Net Asset Value per Unit for Class M, December 31, 2014:   $1.1218

Monthly Rates of Return (4)

Month	2014	2013	2012
January	(4.23)%	(0.69)%	0.00%
February	1.33	(2.03)	—
March	0.41	2.94	—
April	1.83	3.95	—
May	3.09	(6.24)	—
June	1.31	(0.94)	—
July	(1.17)	0.94	—
August	5.12	(3.79)	—
September	5.50	(0.68)	—
October	(3.33)	1.49	(5.40)
November	6.50	1.30	(0.75)
December	2.63	3.49	0.23
Compound Annual Rate of Return	20.02%	(.75)%	(5.89)%

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

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 12.18%.

Item 7:                                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

•                  Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

•                  The fair value of a financial instrument is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

•                  The fair value amounts of, and the net profits and losses on, derivative instruments is disclosed in the Statements of Financial Condition and Statements of Operations, respectively.

•                  Realized profits (losses) and changes in unrealized profits (losses) on open positions are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Results of Operations

General

The Trading Program trades the following instruments on U.S. and non-U.S. exchanges and markets: futures, options, options on futures, swaps, swaps on futures, and forward contracts on F/X, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices.

Performance Summary

This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future.  In addition, the general causes to which certain price movements are attributed may or may not have caused such movements, but simply occurred at or about the same time.

Year ended December 31, 2014

Total Trading
Profit (Loss)
Stock Indices	$(3,739,857)
Metals	(194,739)
Agricultural Commodities	3,411,319
Currencies	(1,180,674)
Energy	5,246,328
Interest Rates	12,528,664
Subtotal	16,071,041
Brokerage Commissions	(573,907)
Total	$15,497,134

The Fund experienced a net trading profit before brokerage commissions and related fees for the year ended December 31, 2014 of $16,071,041. The Fund’s profits were primarily attributable to the interest rates, energy and agriculture sectors posting profits. The stock indices, currency and metals sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Fund’s long positions in this sector. Profits were posted to the Fund in the middle through the end of the first quarter due to the Fund’s long bonds positions. Profits were posted to the Fund at the beginning of the second quarter due to the Fund’s exposure in the European interest rate markets. Profits were posted to the Fund in the middle of the second quarter due to the Fund’s high trendpot number, which indicated a favorable trend in the interest rate market. Profits were posted to the Fund at the end of the second quarter due to the European bond markets rising. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s long positions in European bonds. Profits were posted to the Fund in the middle of the third quarter. The largest profits came from long positions in British interest rate instruments and continental European bond markets, which rose higher. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s long positions in U.S., U.K. and Australia bond markets. Profits were posted to the Fund at the beginning of the fourth quarter due to the Trading Program’s long interest rate positions in Great Britain and Sweden, and on the longer end of the yield curve in the U.S., Germany and South Korea. Profits were posted to the Fund in the middle of the fourth quarter. The largest profits came from typical ‘long QE’ positions in bond markets. Profits were posted to the Fund at the end of the fourth quarter because of the Fund’s long ‘safe haven’ bond positions.

The energy sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter from the Fund’s long positions in oil markets only to be reversed in the middle of the quarter.  Profits were posted to the Fund in the middle of the first quarter from the Fund’s long positions in gas and oil. Losses posted to the Fund at the end of the first quarter came from long positions in the oil markets. Profits were posted to the Fund at the beginning of the second quarter.  In April the Fund held its largest long positions in the energy markets. Losses were posted to the Fund in the middle of the second quarter from the Fund’s long positions in gas and oil. In May the profits on the long oil positions could not fully compensate for the losses on the long gas positions. Profits posted to the Fund at the end of the second quarter came from the Fund’s long positions in the oil markets. In June oil prices rallied to continue trading at higher levels. Losses were posted to the Fund at the beginning of the third quarter from the Trading Program’s long positions in oil and oil products such as gasoline. Losses were posted to the Fund in the middle of the third quarter. The Trading Program lost on its retained longs in crude oil. Short commodity positions in natural gas added to the losses. Profits were posted to the Fund at the end of the third quarter. The largest gains came from shorts in crude and gasoil. Profits were posted to the Fund at the beginning of the fourth quarter due to an accelerating decline of the energy markets. As a result, short positions in energy markets offered the best profits in October. Profits were posted to the Fund in the middle of the fourth quarter. The oil market decline became the most prominent trend during November. The Trading Program profited well because of the Fund’s short positions in crude oil and oil products. Profits were posted to the Fund at the end of the fourth quarter because of the Fund’s short positions in energy markets. The Fund profited well from the downtrend in oil.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the rising prices of milk and oats. Profits were posted to the Fund in the middle of the first quarter. Profits were posted to the Fund at the end of the first quarter due to the Fund’s long positions in some agricultural markets (especially soy markets). In March a drought in Brazil caused uptrends in soybeans and coffee. Profits were posted to the Fund at the beginning of the second quarter due to a large extent from soybeans, and also from cotton and cattle. Losses were posted to the Fund in the middle of the second quarter due to corn, wheat, cotton and coffee markets turning downwards.  Losses were posted to the Fund at the end of the second quarter due to the severe drought in Brazil. In June, the Fund gave back some of the earlier gains in the existing positions in the soy markets. In sugar, the Fund turned to short positions in the first week of June; this turned out to be too fast, as these markets shortly turned higher. Profits were posted to the Fund at the beginning of the third quarter due to the Trading Program’s short positions in grain markets. Excellent crop-development weather in July produced strong harvests in many crops, superseding their expected demand. As a result the Fund profited well from the resulting downtrends in corn, cotton and sugar. Profits were posted to the Fund in the middle of the third quarter as short sugar was the most profitable position. The Trading Program continued to add to its ‘short commodities’ concentration, adding sizeable shorts grains and sugar which ultimately added to the positive performance, the largest gains coming from oilseeds and sugar. Profits were posted to the Fund at the end of the third quarter. The largest gains came from shorts in sugar, grains, oilseeds and rubber. Losses were posted to the Fund at the beginning of the fourth quarter because of the Fund’s short positions in grains and oilseeds. Because of a downturn in coffee and cocoa markets these long positions contributed to the losses in the agricultural markets. Profits were posted to the Fund in the middle of the fourth quarter due to sugar falling, resulting in profits on the Fund’s shorts. Cattle prices kept on rising resulting in gains as well. Losses were posted to the Fund at the end of the fourth quarter because of the Fund’s long positions in cattle.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter. In January the losses came from long positions in Japanese, American and European equities. Profits were posted to the Fund in the middle of the first quarter from the Fund’s long positions in stocks only to be reversed at the end of the first quarter with losses posted to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to the Fund’s exposure in long equities. In April despite the unrest in Ukraine, the Fund expanded its already large risk concentration of ‘risk-on’ positions. At the beginning of April, the largest components of this concentration were ‘long stocks’, ‘long emerging markets’ and ‘long commodities’. During early April the Fund added ‘long Japanese QE’ (long Japanese stocks and short Japanese yen). The Fund suffered losses in mid-April as most equity long positions turned losing. In the U.S. this reaction was mainly led by weakness in the technology sector. The Fund lost most on European longs in stock markets that were impacted by concerns over Ukraine. Profits were posted to the Fund in the middle of the second quarter from the Fund’s long positions in the Indian stock index. The stock markets in other emerging countries were generally strong as well, resulting most significantly in profits in Taiwan. In the developed markets the Fund profited from rising stock markets across most sectors, and in particular from the associated decline of the corresponding volatility index futures. Profits posted to the Fund at the end of the second quarter came from strong equity markets in Japan and Taiwan as well as the stock markets, resulting in accumulating profits on the long side in the U.S. Losses were posted to the Fund at the beginning of the third quarter. The biggest losses came from the Trading Program’s long positions in European equities, Latin American stocks and the U.S. stock market, including short volatility positions. Losses were posted to the Fund in the middle and end of the third quarter. The Trading Program suffered its largest losses in August and September on long positions in equity markets and related ‘risk-on’ positions. Losses were posted to the Fund at the beginning of the fourth quarter in connection with stock markets declining. Different factors contributed to these declines, such as disappointing macro-economic numbers from Germany and the U.S., and warnings from the IMF about a slowing global economic growth and a recession in the eurozone. Profits were posted to the Fund in the middle of the fourth quarter due to the Fund’s long positions in technology stocks via positions in broad based indices, sector indices and single stock futures, such as those on Apple and Yahoo. Losses were posted to the Fund at the end of the fourth quarter because of the Fund’s long positions in equity markets.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter.  The Fund, as intended, participated significantly in the weak Japanese yen and the rising Eastern European currencies, but remained too cautious on the “‘risk-off” side with regard to short positions in the currencies of the emerging economies and some other commodity-rich countries. Especially in the South African rand and the Canadian dollar, the Fund did not take advantage of the apparent potential for gains to the fullest extent. This was reflected by losses in the currency sector. Losses were posted to the Fund in the middle of the first quarter only to be reversed at the end of the first quarter. The largest profits in March came from the Fund’s long positions in emerging market currencies (especially the Indian rupee and the Brazilian real). Losses were posted to the Fund at the beginning of the second quarter. In April the largest losses in the currency markets were from short Japanese yen. Profits were posted to the Fund in the middle of the second quarter. In May the Fund profited from the strength of the currencies of India, Mexico, Turkey, Australia, South Korea, Poland, Russia and Norway. The long positions in these currencies turned out to be most profitable when traded against the euro. Losses were posted to the Fund at the end of the second quarter due to the Fund’s long positions in the Turkish lira. In Hungary newly proposed laws for banks impacted the currency, resulting in losses for the Fund. Losses were posted to the Fund at the beginning of the third quarter in connection with European banks getting hit by new rules imposed by Hungarian and Romanian regulators. This resulted in losses in the Romanian currency. Losses also came from long positions in Latin American currencies. Profits were posted to the Fund in the middle of the third quarter due to the Trading Program’s long positions in emerging market currencies. The Trading Program profited from its longs in the currencies of South Africa, Australia, Brazil and Mexico, and also managed to score positively in the currencies of South Korea, Malaysia, India and Turkey. The biggest winner on the short side of these currency trades was the euro. The (expected) policy of the European Central Bank for more aggressive quantitative easing seems to have contributed to the weakness of the euro. Losses were posted to the Fund at the end of the third quarter due to the Trading Program’s long position in the Australian, the Brazilian and the South African currencies. Losses were posted to the Fund at the beginning of the fourth quarter. The decline of the Japanese stock markets went hand in hand with a strengthening of the Japanese yen. As a consequence, the Trading Program suffered its largest losses on its ‘long Japanese QE’ positions, both on the long Japanese equities component and on the shorts Japanese yen. Profits were posted to the Fund in the middle of the fourth quarter. The largest profits came from the Turkish, the South African and the Kiwi longs, and from the Japanese and British shorts. Losses were posted to the Fund at the end of the fourth quarter because of the Fund’s position in the British pound and the euro at the short side and from the currencies of Turkey, South Africa, Mexico and Poland at the long side.

The metals sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the first quarter due to the Fund’s short positions in gold. Losses were posted to the Fund in the middle of the first quarter due to the Fund’s short positions in silver. Profits were posted to the Fund at the end of the first quarter due to the Fund’s short positions in copper and silver. Profits were posted to the Fund at the beginning of the second quarter due to nickel responding bullish on the developments around Ukraine as well as on an export ban in Indonesia, while other metal markets like copper reacted to different market factors. The Fund kept its large short silver positions throughout April, which position proved to offer a nice smoothing counterbalance to the large ‘risk-on’ concentration, and posted some profits. Profits were posted to the Fund in the middle of the second quarter due to the Fund’s short positions in silver. Losses were posted to the Fund at the end of the second quarter due to the Fund’s short positions in gold and silver. Gold and silver rose strongly, resulting in losses on the sizeable short positions in these metals. Losses were posted to the Fund at the beginning of the third quarter. Profits were posted to the Fund in the middle of the third quarter as sizable add-on in silver contributed to the positive performance. Profits were posted to the Fund at the end of the third quarter. The largest gains came from shorts in gold and silver. Profits were posted to the Fund at the beginning of the fourth quarter. Losses were posted to the Fund in the middle of the fourth quarter due to the Fund’s short position in gold, which rose gradually during November. Losses were posted to the Fund at the end of the fourth quarter.

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

The Fund’s management fees and Sponsor fees are a constant percentage of Fund’s assets.  Brokerage commissions, which are not based on a percentage of the Fund’s assets, are based on actual round turns.  The performance fees payable to the Trading Advisor are based on increase in the aggregate Net Asset Value of Classes of Units subject to the same rate of performance fees in excess of the High Water Mark, excluding interest and prior to reduction for Sponsor fees.

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

Recent Accounting Developments

Recent accounting developments , if any, are discussed in Exhibit 13.01.

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

The Fund’s risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of Value at Risk.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the periods ended December 31, 2014 and December 31, 2013, the Fund’s average month-end Net Asset Value was approximately $73,229,591 and $122,272,149, respectively.

December 31, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	3,037,879	4.15%	5,165,177	1,101,291
Currencies	1,631,342	2.23%	3,638,805	231,766
Energy	1,675,904	2.29%	4,490,242	35,455
Interest Rates	1,953,406	2.67%	3,116,899	950,913
Metals	1,973,085	2.69%	4,906,949	202,084
Stock Indices	922,629	1.26%	1,661,203	401,182

Total	11,194,245	15.29%	22,979,275	2,922,691

December 31, 2013

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$758,669	0.62%	$1,925,898	$252,136
Currencies	1,494,468	1.22%	4,447,572	27,755
Energy	563,083	0.46%	1,025,164	235,840
Interest Rates	6,304,589	5.16%	15,029,039	862,227
Metals	3,637,158	2.97%	9,326,488	1,509,137
Stock Indices	1,779,668	1.46%	5,165,989	239,128

Total	$14,537,635	11.89%	$36,920,150	$3,126,223

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector.

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

Currencies

The Fund trades in a number of currencies. However, the Fund’s major exposures have typically been in the Japanese yen/U.S. dollar, New Zealand dollar/Japanese yen and Swiss franc/Japanese yen positions. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than U.S. dollars.

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2014. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2014.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLAI’s basic control procedures consist of the ongoing process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

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

Item 8: Financial Statements and Supplementary Data

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2014

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2014	2014	2014	2014	2013	2013	2013	2013
Total Income (Loss)	$5,544,615	$6,851,075	$4,916,717	$(1,818,721)	$6,677,406	$(3,155,093)	$(3,641,283)	$1,156,115
Total Expenses	1,600,373	517,838	486,929	547,846	715,243	791,008	887,683	957,194
Net Income (Loss)	$3,944,242	$6,333,237	$4,429,788	$(2,366,567)	$5,962,163	$(3,946,101)	$(4,528,966)	$198,921

Net Income (Loss) per weighted average Unit (1)	$0.0803	$0.1229	$0.0781	$(0.0365)	$0.0729	$(0.0429)	$(0.0446)	$0.0018

(1) The net income (loss) per weighted average unit is based on the weighted average of the total units for each quarter.

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302(b) of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2014, and, based on its evaluation, has concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (1992).

Based on its assessment the Fund’s management concluded that at December 31, 2014, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonable likely to materially affect, the Fund’s internal control over financial reporting.

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

Keith Glenfield, age 40, has been the Chief Executive Officer and President of MLAI since June 2013.  Mr. Glenfield has been a Managing Director and Head of Global Wealth and Retirement Solutions group’s (“GWRS”) Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2012. GWRS is a business unit within the BAC Global Wealth & Investment Management Group (“GWIM”), a division within BAC.  In this role, Mr. Glenfield is responsible for product management and development, strategy, operating risk and controls and other aspects of BAC’s alternative investment platform.  From August 2009 through August 2012, Mr. Glenfield was the Chief Operating Officer of GWRS.  In addition to his responsibilities as Chief Operating Officer of GWRS, Mr. Glenfield was also responsible for leading business development within GWRS’s Capital Markets Group from January 2012 through August 2012.  Prior to assuming these roles Mr. Glenfield was the Chief Administration Officer for GWRS’s Capital Markets Group from August 2008 until August 2009 and GWRS’s Investment Management and Guidance Group from April 2008 to August 2008.  Prior to becoming Chief Administration Officer for GWRS’s Investment Management and Guidance Group, Mr. Glenfield was responsible for the Financial Planning and Wealth Management Analytics team within GWRS from February 2005 through April 2008.  Mr. Glenfield has been registered with the CFTC as an associated person and listed as a principal of MLAI since June 10, 2013.  Mr. Glenfield has also been registered with the CFTC as an associated person of MLPF&S since June 10, 2013.  Mr. Glenfield holds a B.S. degree in Finance from the College of New Jersey and an M.B.A. from Rutgers University.

Barbra E. Kocsis, age 48, is the Chief Financial Officer for MLAI, has been listed with the CFTC as a principal of MLAI since May 21, 2007 and is a Director within BAC’s Global Wealth Investment Management Technology and Operations group, positions she has held since October 2006.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Spencer Boggess, age 47, has been a Vice President of MLAI since January 2014. Mr. Boggess has served as a Managing Director and the Head of Alternative Investments Due Diligence for Merrill Lynch’s Wealth Management with GWRS since March 2009 with responsibility for research and due diligence for hedge funds, private equity and third-party fund of funds.  During this time, Mr. Boggess has also served as Portfolio Manager for a range of registered and private placement fund of funds.  Prior to this, Mr. Boggess served as Head of Hedge Fund Research and Investment at BAC from July 2007 through March 2009 and President and CEO of Bank of America Capital Advisors LLC (“BACA”) from July 2007 to present.  BACA is an investment advisor focusing on alternative investment products.  Mr. Boggess has been listed as a principal of MLAI since January 2, 2014.  Mr. Boggess received his B.A. degree from the University of Virginia and has also done graduate work at the University’s Woodrow Wilson School of Foreign Affairs.

James D. Bowden, age 61, has been a Vice President of MLAI since January 2014. Mr. Bowden joined BACA in March 1998 to form the group and to manage BAC’s private equity fund of funds business.  In that capacity, he has acted as the primary investment strategist for various private placement offerings and client advisory activities associated with the private equity asset class.  He has also served as a member of BACA’s investment committee since March 1998.  In addition, Mr. Bowden has assisted GWIM professionals with the marketing and fundraising efforts for BAC’s private equity fund of funds products since March 1998.  Mr. Bowden has been listed as a principal of MLAI since January 2, 2014.  Mr. Bowden received his M.B.A. and his B.B.A. degree from the University of Michigan.  He is a Certified Public Accountant.

Dominick A. Carlino, age 42, has been a Vice President of MLAI since January 2014. Mr. Carlino has been a Managing Director within GWRS heading Relationship Management and Business Development since May 2013.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners.  Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

James L. Costabile, age 39, has been a Vice President of MLAI and a Managing Director within GWRS responsible for alternative investment distribution for BAC since July 2007 and US Trust since January 2009.  U.S. Trust is a division of BAC.  Mr. Costabile has been listed as a principal of MLAI since July 14, 2010.  He has also been registered with the CFTC as an associated person of MLPF&S since August 20, 2007.  Mr. Costabile was previously registered as an associated person of Citigroup Global Markets Inc., a broker-dealer within Citigroup, Inc., a global financial services company, from December 5, 2003 to July 6, 2007.  Mr. Costabile was responsible for, among other things, sales of alternative investment products to high net worth and institutional clientele at Citigroup Global Markets Inc. from November 7, 1997 to July 6, 2007.  As part of MLAI’s management team, Mr. Costabile oversees the team of sales professionals and specialists responsible for supporting hedge funds, private equity and real asset offerings.  Mr. Costabile received a B.S. from Fordham University and holds the Chartered Alternative Investment Analyst designation.

Ninon Marapachi, age 37, has been a Vice President of MLAI since January 2014. Ms. Marapachi is a Managing Director and has been the head of the Hedge Fund Origination and Product Management team within the BAC Alternative Investments Group, a division within BAC that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on GWRS’ hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi has been an NFA Associate Member since February 2011 and registered as an Associated Person of MLPF&S since March 2011.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 38, has been a Vice President of MLAI and a Director within GWRS responsible for Alternative Investment Platform Oversight for BAC since December 2010.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWRS Alternative Investments since May 2008, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and has managed various strategic initiatives across the organization until December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 38, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BAC in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BAC, he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Steven L. Suss, age 55, has been a Vice President of MLAI since June 2012.  He has been a Managing Director within GWRS’s Alternative Investments Group since January 2008, responsible for managing finance, operational and other business aspects of BAC’s alternative investment platform.  Mr. Suss has been listed as a principal of MLAI since June 12, 2012.  Mr. Suss is also a director and the President of BACAP Alternative Advisors Inc. (“BACAP”), an alternative investment advisor affiliated with BAC.  He has held these positions at BACAP since July 1, 2007, and is responsible for the management and supervision of the overall business of BACAP.  Mr. Suss also served as Senior Vice President of BACA from July 2007 to December 2013.  Mr. Suss was responsible within BACA for the management of financial reporting and the operational affairs of the investment vehicles managed by BACA.  Mr. Suss received a B.B.A. from the University of Texas at Austin.

MLAI acts as the sponsor, general partner or manager to seven public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., Systematic Momentum FuturesAccess LLC, ML Transtrend DTP Enhanced FuturesAccess LLC, ML Trend-Following Futures Fund L.P, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

To the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2014 were timely and correctly made.

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

(b)                                 Security Ownership of Management:

As of December 31, 2014, MLAI owned no Unit-equivalent member interests. The directors and executive officers of MLAI did not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Director Independence:

No person who served as a manager of MLAI during 2014 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2014 and 2013 were $177,067 and $173,595, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2014 and 2013, related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2014 and 2013 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

(e)                                                          Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of services.

PART IV

Item 15: Exhibits, Financial Statement Schedules

		Page
1.	Financial Statements (found in Exhibit 13.01):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		1

FINANCIAL STATEMENTS:

Statements of Financial Condition as of December 31, 2014 and 2013		2

Statements of Operations for the years ended December 31, 2014, 2013 and 2012		3

Statements of Changes in Members’ Capital for the years ended December 31, 2014, 2013 and 2012		4

Financial Data Highlights for the years ended December 31, 2014, 2013 and 2012		6

Notes to Financial Statements		9

2.	Financial Statement Schedules:

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

3.	Exhibits:

	The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on June 25, 2007.

3.02	Third Amended and Restated Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

3.03	Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 11, 2013.

10.01	Customer Agreement between ML Transtrend DTP Enhanced FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Registration Statement on Form 10 filed on November 13, 2007.

10.02	Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend B.V.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.02 contained in the registrant’s Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.

10.03	Amendment to the Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend B.V.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on March 13, 2014.

13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

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

101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

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

Signature	Title	Date

/s/Keith Glenfield	Chief Executive Officer, President and Manager	March 20, 2015
Keith Glenfield	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 20, 2015
Barbra E. Kocsis	(Principal Financial Officer)

/s/Spencer Boggess	Vice President and Manager	March 20, 2015
Spencer Boggess

/s/James D. Bowden	Vice President and Manager	March 20, 2015
James D. Bowden

/s/Dominick A. Carlino	Vice President and Manager	March 20, 2015
Dominick A.Carlino

/s/James L. Costabile	Vice President and Manager	March 20, 2015
James L. Costabile

/s/Nancy Fahmy	Vice President and Manager	March 20, 2015
Nancy Fahmy

/s/Ninon Marapachi	Vice President and Manager	March 20, 2015
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 20, 2015
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 20, 2015
Greg Parets

/s/Steven L. Suss	Vice President and Manager	March 20, 2015
Steven L. Suss

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

2014 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2014 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.