Form 10-Q
period 2015-03-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2015-05-15
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015, 48,646,575 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2015	2014
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $13,614,586 for 2015 and $10,272,575 for 2014)	$75,243,071	$69,094,556
Unrealized profit on open futures contracts	4,261,023	8,204,592
Cash and cash equivalents	533,507	541,412
Other assets	1,681	2,484

TOTAL ASSETS	$80,039,282	$77,843,044

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$1,142,559	$1,366,552
Redemptions payable	532,301	1,621,921
Unrealized loss on open futures contracts	1,933,227	1,668,977
Other liabilities	214,573	200,531

Total liabilities	3,822,660	4,857,981

MEMBERS’ CAPITAL:
Members’ Capital (48,646,575 Units and 48,238,660 Units outstanding; unlimited Units authorized)	76,216,622	72,985,063
Total members’ capital	76,216,622	72,985,063

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$80,039,282	$77,843,044

NET ASSET VALUE PER UNIT:

Class A	$1.3748	$1.3175
Class C	$1.2323	$1.1839
Class D	$1.1828	$1.1293
Class I	$1.3954	$1.3360
Class DS	$1.8121	$1.7301
Class DT	$1.9797	$1.8881
Class M	$1.1750	$1.1218

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended
	March 31, 2015	March 31, 2014
TRADING PROFIT (LOSS):

Realized, net	$9,276,663	$586,980
Change in unrealized, net	(4,207,819)	(2,254,243)
Brokerage commissions	(127,925)	(150,832)

Total trading profit (loss), net	4,940,919	(1,818,095)

INVESTMENT INCOME (EXPENSE):
Interest, net	(226)	(626)

EXPENSES:
Management fee to Trading Advisor	191,932	202,377
Management fee to MLAI	80,711	113,499
Sponsor fee	97,776	96,034
Performance fee	1,023,116	—
Other	121,094	135,936
Total expenses	1,514,629	547,846

NET INVESTMENT INCOME (LOSS)	(1,514,855)	(548,472)

NET INCOME (LOSS)	$3,426,064	$(2,366,567)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	4,626,747	5,643,799
Class C	9,345,550	11,581,773
Class D	2,433,530	1,954,637
Class I	908,490	1,158,467
Class DS	20,210,196	31,876,666
Class DT	6,231,360	8,831,863
Class M	5,554,392	3,714,793

Net income (loss) per weighted average Unit
Class A	$0.0580	$(0.0353)
Class C	$0.0484	$(0.0324)
Class D	$0.0440	$(0.0214)
Class I	$0.0577	$(0.0334)
Class DS	$0.0831	$(0.0402)
Class DT	$0.0916	$(0.0389)
Class M	$0.0530	$(0.0229)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital March 31, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Members’ Capital March 31, 2015
Class A	5,826,089	—	(586,023)	5,240,066	4,750,979	—	(223,506)	4,527,473
Class C	11,546,887	618,999	(1,096,116)	11,069,770	9,321,459	83,648	(178,378)	9,226,729
Class D	1,847,373	160,897	—	2,008,270	1,865,865	851,499	—	2,717,364
Class I	1,188,118	25,881	(136,979)	1,077,020	926,308	3,602	(40,438)	889,472
Class DS	33,027,431	153,276	(4,287,435)	28,893,272	20,308,932	361,807	(1,089,721)	19,581,018
Class DT	9,016,617	—	(873,815)	8,142,802	6,259,149	—	(130,021)	6,129,128
Class M	3,599,899	336,877	(32,777)	3,903,999	4,805,968	769,423	—	5,575,391

Total Members’ Units	66,052,414	1,295,930	(7,013,145)	60,335,199	48,238,660	2,069,979	(1,662,064)	48,646,575

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(unaudited)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2015
Class A	$6,492,354	$—	$(624,151)	$(199,404)	$5,668,799	$6,259,557	$—	$(303,646)	$268,537	$6,224,448
Class C	11,678,312	603,000	(1,064,533)	(375,148)	10,841,631	11,035,343	100,000	(218,295)	452,621	11,369,669
Class D	1,738,212	145,000	—	(41,893)	1,841,319	2,107,079	1,000,000	—	107,049	3,214,128
Class I	1,337,151	28,000	(148,552)	(38,707)	1,177,892	1,237,502	5,000	(53,738)	52,434	1,241,198
Class DS	47,609,112	211,996	(5,953,123)	(1,282,659)	40,585,326	35,135,941	624,218	(1,957,558)	1,679,822	35,482,423
Class DT	14,111,528	—	(1,328,773)	(343,745)	12,439,010	11,818,184	—	(255,486)	570,978	12,133,676
Class M	3,364,821	304,903	(28,893)	(85,011)	3,555,820	5,391,457	865,000	—	294,623	6,551,080

Total Members’ Capital	$86,331,490	$1,292,899	$(9,148,025)	$(2,366,567)	$76,109,797	$72,985,063	$2,594,218	$(2,788,723)	$3,426,064	$76,216,622

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.3175	$1.1839	$1.1293	$1.3360	$1.7301	$1.8881	$1.1218

Net realized and net change in unrealized trading profit (loss)	0.0900	0.0808	0.0773	0.0913	0.1184	0.1293	0.0768
Brokerage commissions	(0.0023)	(0.0020)	(0.0020)	(0.0023)	(0.0030)	(0.0033)	(0.0019)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0304)	(0.0304)	(0.0218)	(0.0296)	(0.0334)	(0.0344)	(0.0217)

Net asset value, end of period	$1.3748	$1.2323	$1.1828	$1.3954	$1.8121	$1.9797	$1.1750

Total Return: (a) (d)

Total return before Performance fees	5.73%	5.46%	6.12%	5.82%	6.12%	6.25%	6.12%
Performance fees	-1.38%	-1.37%	-1.38%	-1.37%	-1.38%	-1.40%	-1.38%
Total return after Performance fees	4.35%	4.09%	4.74%	4.45%	4.74%	4.85%	4.74%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.92%	1.17%	0.54%	0.82%	0.54%	0.41%	0.54%
Performance fees	1.35%	1.35%	1.35%	1.35%	1.35%	1.37%	1.35%
Expenses (including Performance fees)	2.27%	2.52%	1.89%	2.17%	1.89%	1.78%	1.89%

Net investment income (loss) (excluding Performance fees)	-0.92%	-1.17%	-0.54%	-0.82%	-0.54%	-0.41%	-0.54%
Performance fees	-1.35%	-1.35%	-1.35%	-1.35%	-1.35%	-1.37%	-1.35%
Net investment income (loss) (including Performance fees)	-2.27%	-2.52%	-1.89%	-2.17%	-1.89%	-1.78%	-1.89%

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.1143	$1.0114	$0.9409	$1.1254	$1.4415	$1.5651	$0.9347

Net realized and net change in unrealized trading profit (loss)	(0.0203)	(0.0185)	(0.0171)	(0.0205)	(0.0262)	(0.0283)	(0.0170)
Brokerage commissions	(0.0020)	(0.0018)	(0.0017)	(0.0020)	(0.0026)	(0.0028)	(0.0017)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0102)	(0.0117)	(0.0052)	(0.0092)	(0.0080)	(0.0064)	(0.0052)

Net asset value, end of period	$1.0818	$0.9794	$0.9169	$1.0937	$1.4047	$1.5276	$0.9108

Total Return: (a) (d)

Total return before Performance fees	-2.92%	-3.16%	-2.56%	-2.82%	-2.56%	-2.39%	-2.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	-2.92%	-3.16%	-2.56%	-2.82%	-2.56%	-2.39%	-2.56%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.96%	1.21%	0.58%	0.86%	0.58%	0.42%	0.58%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.96%	1.21%	0.58%	0.86%	0.58%	0.42%	0.58%

Net investment income (loss) (excluding Performance fees)	-0.96%	-1.21%	-0.58%	-0.86%	-0.58%	-0.42%	-0.58%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.96%	-1.21%	-0.58%	-0.86%	-0.58%	-0.42%	-0.58%

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(a Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.              ORGANIZATION

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund engages in the speculative trading of futures on a wide range of commodities. Transtrend B.V. (“Trading Advisor”) is the trading advisor of the Fund.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of March 31, 2015 the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  March 31, 2015 and December 31, 2014 and the results of its operations for the three month periods ended March 31, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2015 and December 31, 2014 are as follows:

March 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	326	$(140,063)	-0.18%	(1,025)	$1,180,119	1.55%	$1,040,056	1.37%	April 2015 - March 2016
Currencies	724	(15,196)	-0.02%	(600)	(61,663)	-0.08%	(76,859)	-0.10%	April 2015 - June 2015
Energy	6	(27,059)	-0.04%	(275)	152,627	0.20%	125,568	0.16%	April 2015 - November 2016
Interest rates	2,110	860,037	1.13%	(483)	(28,260)	-0.04%	831,777	1.09%	June 2015 - March 2019
Metals	87	(321,875)	-0.42%	(220)	350,570	0.46%	28,695	0.04%	April 2015 - February 2016
Stock indices	970	422,215	0.55%	(249)	(43,656)	-0.06%	378,559	0.49%	April 2015 - September 2015

Total		$778,059	1.02%		$1,549,737	2.03%	$2,327,796	3.05%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	240	$(109,289)	-0.15%	(781)	$914,930	1.25%	$805,641	1.10%	January 2015 - March 2016
Currencies	263	(67,357)	-0.09%	(394)	81,614	0.11%	14,257	0.02%	January 2015 - March 2015
Energy	23	5,797	0.01%	(332)	2,501,921	3.43%	2,507,718	3.44%	January 2015 - December 2016
Interest rates	2,795	2,761,045	3.78%	(780)	(59,807)	-0.08%	2,701,238	3.70%	March 2015 - December 2018
Metals	218	(776,487)	-1.06%	(256)	641,852	0.88%	(134,635)	-0.18%	January 2015 - October 2015
Stock indices	634	763,820	1.05%	(142)	(122,424)	-0.17%	641,396	0.88%	January 2015 - June 2015

Total		$2,577,529	3.54%		$3,958,086	5.42%	$6,535,615	8.96%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (loss) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2015 and December 31, 2014 are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$4,261,023	$3,703,596	$557,427	$—
Forwards	—	—	—	—
	$4,261,023	$3,703,596	$557,427	$—

Liabilities
Futures	$1,933,227	$1,514,579	$418,648	$—
Forwards	—	—	—	—
	$1,933,227	$1,514,579	$418,648	$—

March 31, 2015	$2,327,796	$2,189,017	$138,779	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$8,204,592	$7,556,022	$648,570	$—
Forwards	—	—	—	—
	$8,204,592	$7,556,022	$648,570	$—

Liabilities
Futures	$1,668,977	$926,364	$742,613	$—
Forwards	—	—	—	—
	$1,668,977	$926,364	$742,613	$—

December 31, 2014	$6,535,615	$6,629,658	$(94,043)	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods. There were no transfers to or from any level during the three month period ended March 31, 2015 or the year ended December 31, 2014.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with their counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by type/commodity industry sector on derivative instruments for each of the three month periods ended March 31, 2015 and 2014:

	For the three months ended	For the three months ended
	March 31, 2015	March 31, 2014
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$4,219	$1,564,406
Currencies	204,951	(1,583,929)
Energy	215,334	(1,399,545)
Interest rates	2,104,374	2,578,409
Metals	(622,503)	(1,392,560)
Stock indices	3,162,469	(1,434,044)

Total, net	$5,068,844	$(1,667,263)

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the ongoing process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisor.

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin.

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BAC affiliates, such as MLPF&S and MLI, although MLAI may engage non-BAC affiliated service providers as clearing brokers or prime brokers for the Fund. This policy may increase risk to the Fund by preventing the diversification of brokers used by the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker. Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S.  Due to the relationship with MLI, in the event of default, all forwards balances are eligible for offset with a net settlement due to MLI.

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

5.   RELATED PARTY TRANSACTIONS

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BAC and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended March 31, 2015, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2015 and 2014 amounted to $3,776 and $4,297, respectively, of which $2,759 and $2,467 was payable to the Transfer Agent as of March 31, 2015 and December 31, 2014, respectively.

Brokerage commissions, Interest, Management fees to MLAI and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit/loss, as presented on the Statements of Financial Condition are held with a related party.

6.              RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient.  ASU 2015-07 will be effective for the Fund beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively.  MLAI is currently evaluating the standard and does not believe it will have a material impact on the Fund’s financial statements.

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

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, amortized organizational and initial offering costs and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.0685	$1.0659	$1.0489	$1.0787	$1.0540	$1.0818
2015	$1.3294	$1.3685	$1.3099	$1.3479	$1.3777	$1.3748

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$0.9694	$0.9666	$0.9508	$0.9774	$0.9546	$0.9794
2015	$1.1941	$1.2286	$1.1755	$1.2091	$1.2353	$1.2323

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$0.9028	$0.9012	$0.8873	$0.9131	$0.8928	$0.9169
2015	$1.1402	$1.1744	$1.1248	$1.1582	$1.1845	$1.1828

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.0793	$1.0769	$1.0599	$1.0902	$1.0654	$1.0937
2015	$1.3483	$1.3880	$1.3289	$1.3677	$1.3981	$1.3954

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.3831	$1.3806	$1.3594	$1.3989	$1.3677	$1.4047
2015	$1.7468	$1.7992	$1.7232	$1.7744	$1.8147	$1.8121

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$1.5022	$1.5002	$1.4775	$1.5207	$1.4871	$1.5276
2015	$1.9067	$1.9642	$1.8817	$1.9379	$1.9822	$1.9797

MONTH-END NET ASSET VALUE PER INITIAL UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2014	$0.8968	$0.8952	$0.8815	$0.9071	$0.8869	$0.9108
2015	$1.1327	$1.1666	$1.1174	$1.1506	$1.1767	$1.1750

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

For the three months ended March 31, 2015, Fund capital increased 4.43% from $72,985,063 to $76,216,622.  This increase was attributable to the net profit from operations of $3,426,064 coupled with the redemption of 1,662,064 Redeemable Units resulting in an outflow of $2,788,723. The cash outflow was offset with cash inflow of $2,594,218 due to subscriptions of 2,069,979 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  For more information on the Fund’s treatment of fair value see Financial Statements Note 3, Fair Value of Investments.

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.   Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss).  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker, directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profit (loss), net and change in unrealized profit (loss), net on futures contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profit (loss), net and change in unrealized profit (loss) on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

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

Results of Operations

January 1, 2015 to March 31, 2015

January 1, 2015 to March 31, 2015

The Fund experienced a net trading profit of $5,068,844 before brokerage commissions and related fees in the first quarter of 2015. The Fund’s profits were primarily attributable to the stock indices, interest rates, energy, currency and agriculture sectors posting profits. The metals sector posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Profits were posted to the Fund in the middle of the quarter due to the Fund’s long positions in European equity markets. Profits were posted to the Fund at the end of the quarter. Throughout March the Fund’s largest extreme risk concentration was ‘long equity markets’. The majority of these equity longs were located in QE-economies: the Eurozone and Japan. These equities did well. The European equities also formed the backbone of one of the Fund’s largest trend concentrations: ‘long ECB QE’. Long positions in the Xinhua China A50 ultimately became the most profitable equity long.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Fund’s long positions in ECB-QE positions (short euro and long European bond and equity markets), but also from long positions in bond markets elsewhere. The Fund shifted its “long bonds” positions from Europe to North America. Losses were posted to the Fund in the middle of the quarter due to the Fund’s long positions in U.S. bond markets. Profits were posted to the Fund at the end of the quarter due to the Fund’s long Eurozone bond positions as well as longs in continental European interest rate instruments. Also, the interest rate instruments in both U.S. and U.K. economies started to rise again. The Fund was able to profit from this movement by re-building long positions in these markets.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter from the Fund’s short positions in this sector. Throughout January, one of the largest “trend risk” concentrations of the Fund was “short commodities”, with “short energy” being its largest contributor. Despite a rally in oil markets at the end of January, the Fund scored well in this position, profiting from oil and oil products as well as from gas, electricity and coal. Losses were posted to the Fund in the middle of the quarter due to the Fund’s short positions in energy markets. Profits were posted to the Fund at the end of the quarter. The concerns over the Chinese growth were dominating, reflected by declining commodity markets. The Fund profited from these declines, mostly with its short positions in crude oil.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to the short positions in Japanese yen. In January the Swiss National Bank announced the abandonment of the cap on the euro/Swiss franc exchange rate. As a result, the Fund lost on Swiss franc shorts versus the British pound and on long positions in Swiss equity markets. Profits were posted to the Fund in the middle of the quarter. The Trading Program ended February with a large net long position in the British pound versus a wide range of currencies. The profits on these positions compensated for the losses suffered earlier. It also helped the Fund score positively in the currency cluster, despite the losses on the longs in emerging market currencies. Also longs in the New Zealand dollar and shorts in the Swiss franc contributed to the profits. Profits were posted to the Fund at the end of the quarter due to the Fund’s short positions in the euro and Brazilian real. The Russian ruble delivered the highest currency return on the long side.

The agriculture sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to the Fund’s position in long cattle and short sugar. Down-turning cattle prices caused losses on long positions in the first half of January, only partially compensated for by profits on short positions in the last part of January. Losses were posted to the Fund in the middle of the quarter. Many commodity markets showed upward reactions in the first half of February, such as softs, grains and oilseeds. In some cases these reactions lasted long enough for the Fund to liquidate a large part of its shorts (soybeans) or even reverse to longs (cotton), leaving losses on these liquidated shorts, the largest ones in the soybean markets. Profits were posted to the Fund at the end of the quarter due to the Fund’s short positions in agricultural commodities like sugar, coffee and soybeans. The largest profits from the declining markets in Brazil came from sugar and coffee.

The metals sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the first quarter due to the Fund’s short positions in silver. Losses were posted to the Fund in the middle of the quarter due to the Fund’s liquidated short positions in copper. Losses were posted to the Fund at the end of the quarter due to the Fund’s short positions in silver.

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

Value at Risk (“VaR”) is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Fund’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the quantifications included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to VaR or by the Fund’s attempts to manage its market risk.

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

The Fund’s risk exposure in the various market sectors traded by the Trading Advisor is quantified below in terms of VaR.  Due to the Fund’s fair value accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings (realized or unrealized) and cash flow (in the case of exchange-traded contracts in which profits and losses on open positions are settled daily through variation margin).

Exchange maintenance margin requirements have been used by the Fund as the measure of its VaR.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95%-99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility (including the implied volatility of the options on a given futures contract) and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as

VaR.  In those rare cases in which a futures-equivalent margin is not available, dealers’ margins have been used.

100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category’s aggregate VaR.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2015 and 2014 the Fund’s average month-end Net Asset Value was $75,255,826 and $80,353,916, respectively.

March 31, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$4,860,457	6.46%	$5,359,321	$4,468,990
Currencies	359,185	0.48%	396,051	330,256
Energy	586,814	0.78%	647,043	539,551
Interest Rates	3,887,117	5.17%	4,286,079	3,574,043
Metals	134,097	0.18%	147,861	123,297
Stock Indices	1,769,109	2.35%	1,950,685	1,626,623

Total	$11,596,779	15.42%	$12,787,040	$10,662,760

March 31, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$4,526,491	5.63%	$5,165,177	$4,162,004
Currencies	3,188,858	3.97%	3,638,805	2,932,082
Energy	662,795	0.82%	756,315	609,425
Interest Rates	2,731,487	3.40%	3,116,899	2,511,540
Metals	219,781	0.27%	250,792	202,084
Stock Indices	1,455,792	1.81%	1,661,203	1,338,567

Total	$12,785,204	15.90%	$14,589,191	$11,755,702

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions — unusual, but historically recurring from time to time — could cause the Fund to incur severe losses over a short period

of time.   The foregoing VaR table — as well as the past performance of the Fund — gives no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Fund as of March 31, 2015, by market sector.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund may also take positions in the government debt of smaller nations e.g., Australia. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

Currencies

The Fund trades in a number of currencies. However, the Fund’s major exposures have typically been in the Japanese yen/U.S. dollar, New Zealand dollar/Japanese yen and Swiss franc/Japanese yen positions. The Fund does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S.

dollars with an incremental adjustment to reflect the exchange rate risk of maintaining VaR in a functional currency other than U.S. dollars.

Stock Indices

The Fund’s primary equity exposure is to S&P 500, Nikkei and German DAX equity index price movements. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

Metals

The Fund’s metals market exposure is to fluctuations in the price of precious and non-precious metals.

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of March 31, 2015. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of March 31, 2015.

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

Risk Management

With respect to market and liquidity risk, the Trading Advisor employs a value-at-risk methodology and other risk management procedures to monitor the exposure of the Trading Program to this risk within pre-defined guidelines.  If risk exceeds the maximum prescribed level, risk reducing investments will be entered into.  Additionally, the Trading Advisor has developed mechanisms designed to provide that risk is controlled effectively at both an individual market and portfolio level.  In seeking to control the risks of the Trading Program, the Trading Advisor may intervene in the risk management framework in extreme market situations where the Trading Advisor believes that an intervention is in the best interests of its clients.  The Trading Advisor has an Operational Risk Committee, chaired by the Trading Advisor’s Chief Risk Officer, which is responsible for managing all operational risk affecting the Trading Advisor.  Operational risk is defined as the risk of loss resulting from inadequate or failed processes, people and systems or external events.  It includes the risk of failure of a broker or other service provider, the risk of the loss of investment or operational capability at the Trading Advisor, the risk of breaches of intellectual property security and the risk of breaches of law or regulation.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the quarter which ended March 31, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 1A.        Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units was MLPF&S.

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.3175
1/16/2015	—	—	1.3294
2/1/2015	—	—	1.3685
2/16/2015	—	—	1.3099
3/01/2015	—	—	1.3479
3/16/2015	—	—	1.3777
4/01/2015	24,688	17,957	1.3748

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$65,000	54,903	$1.1839
1/16/2015	—	—	1.1941
2/1/2015	—	—	1.2286
2/16/2015	10,000	8,507	1.1755
3/01/2015	—	—	1.2091
3/16/2015	25,000	20,238	1.2353
4/01/2015	117,000	94,944	1.2323

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.1293
1/16/2015	—	—	1.1402
2/1/2015	1,000,000	851,499	1.1744
2/16/2015	—	—	1.1248
3/01/2015	—	—	1.1582
3/16/2015	—	—	1.1845
4/01/2015	—	—	1.1828

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.3360
1/16/2015	—	—	1.3483
2/1/2015	5,000	3,602	1.3880
2/16/2015	—	—	1.3289
3/01/2015	—	—	1.3677
3/16/2015	—	—	1.3981
4/01/2015	—	—	1.3954

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.7301
1/16/2015	55,676	31,873	1.7468
2/1/2015	—	—	1.7992
2/16/2015	568,542	329,934	1.7232
3/01/2015	—	—	1.7744
3/16/2015	—	—	1.8147
4/01/2015	—	—	1.8121

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.8881
1/16/2015	—	—	1.9067
2/1/2015	—	—	1.9642
2/16/2015	—	—	1.8817
3/01/2015	—	—	1.9379
3/16/2015	—	—	1.9822
4/01/2015	—	—	1.9797

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$800,000	713,140	$1.1218
1/16/2015	—	—	1.1327
2/1/2015	50,000	42,860	1.1666
2/16/2015	15,000	13,424	1.1174
3/01/2015	—	—	1.1506
3/16/2015	—	—	1.1767
4/01/2015	550,000	468,085	1.1750

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

Item 6.           Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02      Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02 Are filed herewith.

32.01 and

32.02      Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three  month period ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

.
	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 15, 2015	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date May 15, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)