Form 10-Q
period 2015-06-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2015-08-14
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, 29,516,860 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2015	2014
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $6,445,568 for 2015 and $10,272,575 for 2014)	$35,627,694	$69,094,556
Unrealized profit on open futures contracts	1,995,633	8,204,592
Cash and cash equivalents	491,063	541,412
Other assets	577	2,484

TOTAL ASSETS	$38,114,967	$77,843,044

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$69,294	$1,366,552
Redemptions payable	—	1,621,921
Unrealized loss on open futures contracts	2,458,309	1,668,977
Other liabilities	527,815	200,531

Total liabilities	3,055,418	4,857,981

MEMBERS’ CAPITAL:
Members’ Capital (29,516,860 Units and 48,238,660 Units outstanding; unlimited Units authorized)	35,059,549	72,985,063
Total members’ capital	35,059,549	72,985,063

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$38,114,967	$77,843,044

NET ASSET VALUE PER UNIT:

Class A	$1.1700	$1.3175
Class C	$1.0461	$1.1839
Class D	$1.0104	$1.1293
Class I	$1.1888	$1.3360
Class DS*	$—	$1.7301
Class DT	$1.6931	$1.8881
Class M	$1.0037	$1.1218

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
TRADING PROFIT (LOSS):

Realized, net	$(4,501,165)	$4,838,217	$4,775,498	$5,425,197
Change in unrealized, net	(2,790,472)	227,630	(6,998,291)	(2,026,613)
Brokerage commissions	(113,219)	(148,658)	(241,144)	(299,490)

Total trading profit (loss), net	(7,404,856)	4,917,189	(2,463,937)	3,099,094

INVESTMENT INCOME (EXPENSE):
Interest, net	(1,281)	(472)	(1,507)	(1,098)

EXPENSES:
Management fee to Trading Advisor	126,315	184,230	318,247	386,607
Management fee to MLAI	49,175	76,500	129,886	189,999
Sponsor fee	91,443	92,713	189,219	188,747
Performance fee	(884,292)	—	138,824	—
Other	470,636	133,486	591,730	269,422
Total expenses	(146,723)	486,929	1,367,906	1,034,775

NET INVESTMENT INCOME (LOSS)	145,442	(487,401)	(1,369,413)	(1,035,873)

NET INCOME (LOSS)	$(7,259,414)	$4,429,788	$(3,833,350)	$2,063,221

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	4,536,413	5,053,538	4,581,580	5,348,669
Class C	9,236,394	10,747,426	9,290,972	11,164,599
Class D	2,854,675	2,008,269	2,644,102	1,981,453
Class I	889,472	1,069,346	898,981	1,113,907
Class DS*	19,352,453	25,706,639	19,995,760	28,791,653
Class DT	6,003,306	7,867,028	6,117,333	8,349,446
Class M	6,043,476	4,238,331	5,798,934	3,976,562

Net income (loss) per weighted average Unit
Class A	$(0.2049)	$0.0645	$(0.1443)	$0.0237
Class C	$(0.1856)	$0.0563	$(0.1358)	$0.0206
Class D	$(0.1759)	$0.0583	$(0.1494)	$0.0379
Class I	$(0.2067)	$0.0666	$(0.1461)	$0.0292
Class DS*	$(0.0609)	$0.0888	$0.0251	$0.0347
Class DT	$(0.2859)	$0.0994	$(0.1873)	$0.0524
Class M	$(0.1713)	$0.0580	$(0.1277)	$0.0405

*Units fully redeemed as of April 30, 2015. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2015 to April 30, 2015.)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital June 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Members’ Capital June 30, 2015
Class A	5,826,089	—	(942,191)	4,883,898	4,750,979	29,017	(259,973)	4,520,023
Class C	11,546,887	868,789	(2,350,787)	10,064,889	9,321,459	246,770	(342,838)	9,225,391
Class D	1,847,373	160,897	—	2,008,270	1,865,865	1,016,290	—	2,882,155
Class I	1,188,118	25,881	(164,413)	1,049,586	926,308	3,602	(40,438)	889,472
Class DS*	33,027,431	153,276	(9,791,884)	23,388,823	20,308,932	361,807	(20,670,739)	—
Class DT	9,016,617	—	(1,721,890)	7,294,727	6,259,149	31,897	(334,703)	5,956,343
Class M	3,599,899	930,857	(400,145)	4,130,611	4,805,968	1,237,508	—	6,043,476

Total Members’ Units	66,052,414	2,139,700	(15,371,310)	52,820,804	48,238,660	2,926,891	(21,648,691)	29,516,860

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(unaudited)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2015
Class A	$6,492,354	$—	$(1,020,717)	$126,661	$5,598,298	$6,259,557	$40,288	$(350,294)	$(660,957)	$5,288,594
Class C	11,678,312	850,000	(2,339,265)	229,642	10,418,689	11,035,343	294,000	(417,281)	(1,261,530)	9,650,532
Class D	1,738,212	145,000	—	75,148	1,958,360	2,107,079	1,200,100	—	(394,994)	2,912,185
Class I	1,337,151	28,000	(180,199)	32,549	1,217,501	1,237,502	5,000	(53,738)	(131,384)	1,057,380
Class DS*	47,609,112	211,996	(13,879,895)	1,000,406	34,941,619	35,135,941	624,218	(36,261,543)	501,384	—
Class DT	14,111,528	—	(2,682,780)	437,892	11,866,640	11,818,184	58,863	(646,777)	(1,145,528)	10,084,742
Class M	3,364,821	854,903	(379,271)	160,923	4,001,376	5,391,457	1,415,000	—	(740,341)	6,066,116

Total Members’ Capital	$86,331,490	$2,089,899	$(20,482,127)	$2,063,221	$70,002,483	$72,985,063	$3,637,469	$(37,729,633)	$(3,833,350)	$35,059,549

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS*	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.3748	$1.2323	$1.1828	$1.3954	$1.8121	$1.9797	$1.1750

Net realized and net change in unrealized trading profit (loss)	(0.1950)	(0.1746)	(0.1681)	(0.1980)	(0.0766)	(0.2815)	(0.1670)
Brokerage commissions	(0.0030)	(0.0027)	(0.0026)	(0.0031)	(0.0012)	(0.0043)	(0.0026)
Interest income, net	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0001)	(0.0000)
Expenses	(0.0068)	(0.0089)	(0.0017)	(0.0055)	0.0150	(0.0007)	(0.0017)
Net asset value, before full redemption	1.1700	1.0461	1.0104	1.1888	1.7493	1.6931	1.0037
Less redemption	—	—	—	—	1.7493	—	—

Net asset value, end of period	$1.1700	$1.0461	$1.0104	$1.1888	$—	$1.6931	$1.0037

Total Return: (a) (c)

Total return before Performance fees	-16.21%	-16.42%	-15.88%	-16.11%	-4.47%	-15.79%	-15.88%
Performance fees	1.31%	1.31%	1.31%	1.31%	1.01%	1.31%	1.31%
Total return after Performance fees	-14.90%	-15.11%	-14.57%	-14.80%	-3.46%	-14.48%	-14.57%

Ratios to Average Member’s Capital: (c)

Expenses (excluding Performance fees) (b)	1.99%	2.23%	1.62%	1.89%	0.53%	1.49%	1.62%
Performance fees	-1.34%	-1.34%	-1.34%	-1.34%	-1.02%	-1.33%	-1.34%
Expenses (including Performance fees)	0.65%	0.89%	0.28%	0.55%	-0.49%	0.16%	0.28%

Net investment income (loss) (excluding Performance fees)	-1.99%	-2.23%	-1.62%	-1.89%	-0.53%	-1.49%	-1.62%
Performance fees	1.34%	1.34%	1.34%	1.34%	1.02%	1.33%	1.34%
Net investment income (loss) (including Performance fees)	-0.65%	-0.89%	-0.28%	-0.55%	0.49%	-0.16%	-0.28%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS*	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.3175	$1.1839	$1.1293	$1.3360	$1.7301	$1.8881	$1.1218

Net realized and net change in unrealized trading profit (loss)	(0.1049)	(0.0938)	(0.0908)	(0.1067)	0.0418	(0.1522)	(0.0902)
Brokerage commissions	(0.0053)	(0.0047)	(0.0045)	(0.0054)	(0.0042)	(0.0076)	(0.0045)
Interest income, net	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0001)	(0.0000)
Expenses	(0.0373)	(0.0393)	(0.0236)	(0.0351)	(0.0184)	(0.0351)	(0.0234)
Net asset value, before full redemption	1.1700	1.0461	1.0104	1.1888	1.7493	1.6931	1.0037
Less redemption	—	—	—	—	1.7493	—	—

Net asset value, end of period	$1.1700	$1.0461	$1.0104	$1.1888	$—	$1.6931	$1.0037

Total Return: (a) (c)

Total return before Performance fees	-11.18%	-11.62%	-10.52%	-11.01%	1.44%	-10.29%	-10.52%
Performance fees	-0.01%	-0.02%	-0.01%	-0.01%	-0.33%	-0.04%	-0.01%
Total return after Performance fees	-11.19%	-11.64%	-10.53%	-11.02%	1.11%	-10.33%	-10.53%

Ratios to Average Member’s Capital: (c)

Expenses (excluding Performance fees) (b)	2.90%	3.40%	2.16%	2.70%	1.08%	1.91%	2.16%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.32%	0.03%	0.00%
Expenses (including Performance fees)	2.90%	3.40%	2.16%	2.70%	1.40%	1.94%	2.16%

Net investment income (loss) (excluding Performance fees)	-2.90%	-3.40%	-2.16%	-2.70%	-1.08%	-1.91%	-2.16%
Performance fees	0.00%	0.00%	0.00%	0.00%	-0.32%	-0.03%	0.00%
Net investment income (loss) (including Performance fees)	-2.90%	-3.40%	-2.16%	-2.70%	-1.40%	-1.94%	-2.16%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.0818	$0.9794	$0.9169	$1.0937	$1.4047	$1.5276	$0.9108

Net realized and net change in unrealized trading profit (loss)	0.0772	0.0698	0.0655	0.0781	0.1004	0.1092	0.0651
Brokerage commissions	(0.0023)	(0.0021)	(0.0019)	(0.0023)	(0.0030)	(0.0032)	(0.0019)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0104)	(0.0119)	(0.0054)	(0.0095)	(0.0082)	(0.0069)	(0.0053)

Net asset value, end of period	$1.1463	$1.0352	$0.9751	$1.1600	$1.4939	$1.6267	$0.9687

Total Return: (a) (d)

Total return before Performance fees	5.96%	5.69%	6.36%	6.06%	6.36%	6.49%	6.36%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	5.96%	5.69%	6.36%	6.06%	6.36%	6.49%	6.36%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.94%	1.19%	0.56%	0.84%	0.56%	0.44%	0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	0.94%	1.19%	0.56%	0.84%	0.56%	0.44%	0.56%

Net investment income (loss) (excluding Performance fees)	-0.94%	-1.19%	-0.56%	-0.84%	-0.56%	-0.43%	-0.56%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-0.94%	-1.19%	-0.56%	-0.84%	-0.56%	-0.43%	-0.56%

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:
Net asset value, beginning of period	$1.1143	$1.0114	$0.9409	$1.1254	$1.4415	$1.5651	$0.9347

Net realized and net change in unrealized trading profit (loss)	0.0569	0.0514	0.0485	0.0576	0.0742	0.0809	0.0481
Brokerage commissions	(0.0043)	(0.0039)	(0.0036)	(0.0043)	(0.0056)	(0.0060)	(0.0036)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0206)	(0.0237)	(0.0107)	(0.0187)	(0.0162)	(0.0133)	(0.0105)

Net asset value, end of period	$1.1463	$1.0352	$0.9751	$1.1600	$1.4939	$1.6267	$0.9687

Total Return: (a) (d)

Total return before Performance fees	2.86%	2.35%	3.64%	3.07%	3.64%	3.94%	3.64%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	2.86%	2.35%	3.64%	3.07%	3.64%	3.94%	3.64%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	1.90%	2.40%	1.15%	1.70%	1.15%	0.85%	1.15%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.90%	2.40%	1.15%	1.70%	1.15%	0.85%	1.15%

Net investment income (loss) (excluding Performance fees)	-1.90%	-2.40%	-1.14%	-1.70%	-1.14%	-0.85%	-1.14%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.90%	-2.40%	-1.14%	-1.70%	-1.14%	-0.85%	-1.14%

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.     ORGANIZATION

ML Transtrend DTP Enhanced FuturesAccess LLC (the “Fund”), a FuturesAccessSM Program (“FuturesAccess”) fund, which is an investment company as defined by Accounting Standards Codification (“ASC”) guidance, was organized under the Delaware Limited Liability Company Act on March 8, 2007 and commenced trading activities on April 2, 2007. The Fund engages in the speculative trading of futures contracts on a wide range of commodities. Transtrend B.V. (“Trading Advisor”) is the trading advisor of the Fund. The Trading Advisor trades the Transtrend Program - Enhanced Risk Profile (USD) (the “Trading Program”) for the Fund.

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other of its affiliates or third parties as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates.

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”).  FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BofA Corp.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor and a single fund of funds no longer offered to investors for which MLAI acts as the advisor and allocates capital among multiple trading advisors. Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

Interests in the Fund are not insured or otherwise protected by the Federal Deposit Insurance Corporation or any other government authority.  Interests are not deposits or other obligations of, and are not guaranteed by, BofA Corp. or by any bank.  Interests are subject to investment risks, including the possible loss of the full amount invested.

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of June 30, 2015 the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2015 and December 31, 2014 and the results of its operations for the three and six month periods ended June 30, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2015 and December 31, 2014, are as follows:

June 30, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	186	$180,900	0.52%	(444)	$(558,600)	-1.59%	$(377,700)	-1.07%	July 2015 - July 2016
Currencies	387	(61,241)	-0.17%	(224)	(197,202)	-0.56%	(258,443)	-0.73%	July 2015 - September 2015
Energy	26	13,619	0.04%	(224)	(107,915)	-0.31%	(94,296)	-0.27%	July 2015 - December 2016
Interest rates	844	114,867	0.33%	(619)	106,536	0.30%	221,403	0.63%	September 2015 - March 2019
Metals	124	(761,023)	-2.17%	(417)	1,047,577	2.99%	286,554	0.82%	July 2015 - April 2016
Stock indices	376	(232,328)	-0.66%	(192)	(7,866)	-0.02%	(240,194)	-0.68%	July 2015 - October 2015

Total		$(745,206)	-2.11%		$282,530	0.81%	$(462,676)	-1.30%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	240	$(109,289)	-0.15%	(781)	$914,930	1.25%	$805,641	1.10%	January 2015 - March 2016
Currencies	263	(67,357)	-0.09%	(394)	81,614	0.11%	14,257	0.02%	January 2015 - March 2015
Energy	23	5,797	0.01%	(332)	2,501,921	3.43%	2,507,718	3.44%	January 2015 - December 2016
Interest rates	2,795	2,761,045	3.78%	(780)	(59,807)	-0.08%	2,701,238	3.70%	March 2015 - December 2018
Metals	218	(776,487)	-1.06%	(256)	641,852	0.88%	(134,635)	-0.18%	January 2015 - October 2015
Stock indices	634	763,820	1.05%	(142)	(122,424)	-0.17%	641,396	0.88%	January 2015 - June 2015

Total		$2,577,529	3.54%		$3,958,086	5.42%	$6,535,615	8.96%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2015 or the year ended December 31, 2014.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2015 and December 31, 2014, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,995,633	$1,301,042	$694,591	$—
Forwards	—	—	—	—
	$1,995,633	$1,301,042	$694,591	$—

Liabilities
Futures	$2,458,309	$1,699,065	$759,244	$—
Forwards	—	—	—	—
	$2,458,309	$1,699,065	$759,244	$—

June 30, 2015	$(462,676)	$(398,023)	$(64,653)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$8,204,592	$7,556,022	$648,570	$—
Forwards	—	—	—	—
	$8,204,592	$7,556,022	$648,570	$—

Liabilities
Futures	$1,668,977	$926,364	$742,613	$—
Forwards	—	—	—	—
	$1,668,977	$926,364	$742,613	$—

December 31, 2014	$6,535,615	$6,629,658	$(94,043)	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with their counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2015 and 2014:

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(1,326,565)	$(1,322,345)
Currencies	(1,586,758)	(1,381,807)
Energy	(1,670,737)	(1,455,402)
Interest rates	(2,994,119)	(889,744)
Metals	(341,782)	(964,285)
Stock indices	628,324	3,790,790

Total, net	$(7,291,637)	$(2,222,793)

	For the three months ended	For the six months ended
	June 30, 2014	June 30, 2014
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$163,331	$1,727,737
Currencies	442,625	(1,141,304)
Energy	1,086,203	(313,342)
Interest rates	2,311,560	4,889,970
Metals	(589,611)	(1,982,172)
Stock indices	1,651,739	217,695

Total, net	$5,065,847	$3,398,584

The Fund is subject to the risk of insolvency of a counterparty, an exchange, a clearinghouse, MLPF&S or other BofA Corp. entities.  Fund assets could be lost or impounded during lengthy bankruptcy proceedings.  Were a substantial portion of the Fund’s capital tied up in a bankruptcy or other similar types of proceedings, MLAI might suspend or limit trading, perhaps causing the Fund to miss significant profit opportunities.  There are increased risks in dealing with unregulated trading counterparties including the risk that assets may not benefit from the protection afforded to “customer funds” deposited with regulated dealers and brokers.

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

MLAI has procedures in place intended to control market risk exposure, although there can be no assurance that it will, in fact, succeed in doing so.  These procedures focus primarily on monitoring the trading of the Trading Advisor, calculating the Net Asset Value of the Fund as of the close of business on each day and reviewing outstanding positions for over-concentrations.  While MLAI does not intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are expected to be unusual.  It is expected that MLAI’s basic risk control procedures will consist of the process of Trading Advisor monitoring, with the market risk controls being applied by the Trading Advisor.

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

The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition. MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may engage non-BofA Corp. affiliated service providers as clearing brokers or prime brokers for the Fund. This policy may increase risk to the Fund by preventing the diversification of brokers used by the Fund.

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

Indemnifications

In the normal course of business, the Fund has entered, or may in the future enter, into agreements that obligate the Fund to indemnify certain parties, including BofA Corp. affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.   RELATED PARTY TRANSACTIONS

MLAI owns 88 Units of Class D which represent less than 1% of the Fund’s Net Asset Value as of June 30, 2015.

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BofA Corp. and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended June 30, 2015, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2015, and 2014 amounted to $10,745 and $3,644, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2015 and 2014 amounted to $14,521 and $7,941, respectively, of which $4,879 and $2,467 was payable to the Transfer Agent as of June 30, 2015 and December 31, 2014, respectively.

Brokerage commissions, Interest, Management fees to MLAI and Sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. It also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. ASU 2015-07 will be effective for the Fund beginning in the first quarter of 2016, with early adoption permitted, and will be applied retrospectively. MLAI is currently evaluating the standard and does not believe it will have a material impact on the Fund’s financial statements.

7.   SUBSEQUENT EVENTS

Management has evaluated the impact of subsequent events on the Fund through the date the financial statements were issued and has determined that there were no subsequent events that require adjustments to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor, management and performance fees, other liabilities, including brokerage commissions and all other liabilities of the Fund.  MLAI or its delegates are authorized to make all Net Asset Value determinations.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund. Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

MONTH-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.0685	$1.0659	$1.0489	$1.0787	$1.0540	$1.0818	$1.0862	$1.1002	$1.1069	$1.1329	$1.1560	$1.1463
2015	$1.3294	$1.3685	$1.3099	$1.3479	$1.3777	$1.3748	$1.4105	$1.3255	$1.2792	$1.2774	$1.2270	$1.1700

MONTH-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$0.9694	$0.9666	$0.9508	$0.9774	$0.9546	$0.9794	$0.9830	$0.9952	$1.0008	$1.0239	$1.0444	$1.0352
2015	$1.1941	$1.2286	$1.1755	$1.2091	$1.2353	$1.2323	$1.2637	$1.1871	$1.1451	$1.1431	$1.0975	$1.0461

MONTH-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$0.9028	$0.9012	$0.8873	$0.9131	$0.8928	$0.9169	$0.9212	$0.9337	$0.9398	$0.9625	$0.9828	$0.9751
2015	$1.1402	$1.1744	$1.1248	$1.1582	$1.1845	$1.1828	$1.2143	$1.1418	$1.1026	$1.1018	$1.0590	$1.0104

MONTH-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.0793	$1.0769	$1.0599	$1.0902	$1.0654	$1.0937	$1.0983	$1.1127	$1.1195	$1.1460	$1.1696	$1.1600
2015	$1.3483	$1.3880	$1.3289	$1.3677	$1.3981	$1.3954	$1.4319	$1.3459	$1.2990	$1.2974	$1.2465	$1.1888

MONTH-END NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.3831	$1.3806	$1.3594	$1.3989	$1.3677	$1.4047	$1.4113	$1.4304	$1.4399	$1.4746	$1.5057	$1.4939
2015	$1.7468	$1.7992	$1.7232	$1.7744	$1.8147	$1.8121	$1.8603	NA	NA	NA	NA	NA

MONTH-END NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$1.5022	$1.5002	$1.4775	$1.5207	$1.4871	$1.5276	$1.5351	$1.5562	$1.5669	$1.6051	$1.6392	$1.6267
2015	$1.9067	$1.9642	$1.8817	$1.9379	$1.9822	$1.9797	$2.0327	$1.9117	$1.8465	$1.8454	$1.7741	$1.6931

MONTH-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2014	$0.8968	$0.8952	$0.8815	$0.9071	$0.8869	$0.9108	$0.9151	$0.9275	$0.9336	$0.9562	$0.9763	$0.9687
2015	$1.1327	$1.1666	$1.1174	$1.1506	$1.1767	$1.1750	$1.2063	$1.1343	$1.0953	$1.0945	$1.0520	$1.0037

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

For the six month period ended June 30, 2015, Fund capital decreased 51.96% from $72,985,063 to $35,059,549.  This decrease was attributable to the net loss from operations of $3,833,350 coupled with the redemption of 21,648,691 redeemable Units resulting in an outflow of $37,729,633. The cash outflow was offset with cash inflow of $3,637,469 due to subscriptions of 2,926,891 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Futures Contracts

The Fund trades exchange listed futures contracts.  A listed futures contract is a firm commitment to buy or sell a standardized quantity of an underlying asset over a specified duration.  The Fund buys and sells contracts based on indices of financial assets such as stocks, domestic and global stock indices, as well as contracts on various physical commodities. Prices paid or received on these contracts are determined by the ask or bid provided by the exchanges on which they are traded.  Contracts may be settled in physical form or cash settled depending upon the contract.  Upon the execution of a trade, margin requirements determine the amount of cash that must be on deposit to secure the transaction.  These amounts are considered restricted cash on the Fund’s Statements of Financial Condition.  Contracts are priced daily by the Fund and the profit or loss is based on the daily mark to market and is recorded as unrealized profit (loss).  When the contract is closed, the Fund records a realized profit or loss equal to the difference between the value of the contract at the time it was opened and the value at the time it was closed.  Because transactions in futures contracts require participants to make both initial margin deposits of cash or other assets and variation margin deposits, through the futures broker or directly with the exchange on which the contracts are traded, credit exposure is limited.  Realized profit (loss), net and change in unrealized profit (loss), net on futures contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.  The Fund also trades futures contracts on the London Metals Exchange (LME). The valuation pricing for LME contracts is based on action of a committee that incorporates prices from the most liquid trading sessions of the day and can also rely on other inputs such as supply and demand factors and bids and asks from open outcry sessions.

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

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $345,000, generated by trading in Spain, is required in the Fund’s financial statements. Such amount is included in Other Liabilities on the Statements of Financial Condition. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2011.

Reform Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act amended the definition of “eligible contract participant” and the Fund expects to meet the amended definition as it applies to trading in “retail forex” transactions so long as its total assets exceed $10 million.  If the Fund does not meet the definition of “eligible contract participant” for purposes of trading in “retail forex” transactions, it could lead to the Fund being unable to trade such transactions in the interbank market and bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  “Retail forex” markets available to parties that do not meet the definition of “eligible contract participant” could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the counterparties with whom the Fund may be required to trade in such circumstances could be significantly weaker than the creditworthiness of MLI and the currency forward counterparties with which the Fund would otherwise engage for its currency forward transactions.

Results of Operations

January 1, 2015 to June 30, 2015

January 1, 2015 to March 31, 2015

The Fund experienced a net trading profit of $5,068,844 before brokerage commissions and related fees in the first quarter of 2015. The Fund’s profits were primarily attributable to the stock indices, interest rates, energy, currency and agriculture sectors. The metals sector posted losses.

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

April 1, 2015 to June 30, 2015

The Fund experienced a net trading loss of $7,291,637 before brokerage commissions and related fees in the second quarter of 2015. The Fund’s profits were primarily attributable to the stock indices sector. The metals, agriculture, currency, energy and interest rate sectors posted losses.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter. In April, the largest profits came from long positions in Asian equity markets. Profits were posted to the Fund in the middle of the quarter from the Fund’s long equity positions in the Japanese-trend (long equity and short yen). Losses were posted to the Fund at the end of the quarter. Greece not coming to an agreement with the ECB and the IMF in the last weekend of June resulted in an almost global risk-off move, hurting the Fund primarily in its long equity Japanese QE-positions and its longs in North American equity markets.

The metals sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the second quarter. Losses were posted to the Fund in the middle of the quarter. Short precious metals were one of the Fund’s largest commodity short positions. Meanwhile, the Fund had built up long positions in base metals such as copper. When the silver market rallied, the base metals did not join. And when silver started to retreat somewhat after its rise, the base metals started to decline. Due to the resulting losses on shorts in silver and gold, and on longs in copper and zinc, the metal markets were the worst performing cluster in May. Profits were posted to the Fund at the end of the quarter due to the Fund’s short positions in metal markets.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. In April, the Fund lost on its shorts in especially sugar. Profits were posted to the Fund in the middle of the quarter. Divergence seemed to be the theme in May’s commodity markets. In the agricultural markets, the Fund profited from this. The Fund did well in downtrends in sugar and coffee, but also in an uptrend in cocoa. In cattle the Fund profited from being long. Losses were posted to the Fund at the end of the quarter due to the Fund’s short positions in grains and oilseeds.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. In April short Euro was a losing currency position. Losses were posted to the Fund in the middle of the quarter. In the short Euro component the Fund closed out part of its losing positions, but short Euro remained the Fund’s largest currency position, which ended May with a loss. The largest losses on the long side came from the New Zealand dollar. Other losing longs were the currencies of Australia, Brazil, South Africa, Poland and Canada versus the Euro. Furthermore, in the second half of May, these currencies started to decline versus the U.S. dollar as well. Losses were posted to the Fund at the end of the quarter due to the Fund’s short positions in the Euro and Japanese yen.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter. In April, energy shorts brought the largest losses. Shorts in U.S. natural gas contributed to the energy losses due to a strong price rise in reaction to the release of inventory numbers. Losses were posted to the Fund in the middle of the quarter. In the energy markets, the Fund had diverging positions:

a large concentration of shorts in gas and electricity markets, while slowly building up longs in crude oil & distillates. Also, the rising U.S. gas price was not accompanied by rising oil prices. The Fund responded on the further rise by closing out most of its losing shorts. Losses posted to the Fund at the end of the quarter came from the Fund’s short positions on gas resulting in losses in the U.S. as well as in Europe.

The interest rate sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter due to the Fund’s long positions in U.S. interest rate markets. Losses were posted to the Fund in the middle of the quarter as the largest losses came from long positions in bond markets. Losses were posted to the Fund at the end of the quarter due to the Fund’s long position in Eurozone equity markets.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2015 and 2014 the Fund’s average capitalization was $60,966,213 and $76,380,042, respectively.

		June 30, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$3,816,883	6.26%	$5,359,321	$2,565,587
Currencies	357,192	0.59%	400,393	328,594
Energy	508,447	0.83%	647,043	397,868
Interest Rates	2,540,543	4.17%	4,286,079	1,104,541
Metals	319,251	0.52%	568,582	123,297
Stock Indices	1,489,734	2.44%	1,950,685	1,119,702
Total	$9,032,050	14.81%	$13,212,103	$5,639,589

		June 30, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$3,596,481	4.71%	$5,165,177	$2,459,456
Currencies	2,849,592	3.73%	3,638,805	2,315,432
Energy	2,435,808	3.19%	4,490,242	609,425
Interest Rates	2,095,814	2.74%	3,116,899	1,346,781
Metals	444,352	0.58%	713,650	202,084
Stock Indices	1,202,686	1.57%	1,661,203	875,859
Total	$12,624,733	16.52%	$18,785,976	$7,809,037

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector. There have been no material changes at June 30, 2015.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2014. There have been no material changes at June 30, 2015.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure

Trading Risk

MLAI has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  While MLAI does not itself intervene in the markets to hedge or diversify the Fund’s market exposure, MLAI may urge the Trading Advisor to reallocate positions in an attempt to avoid over-concentrations.  However, such interventions are unusual, except in cases in which it appears that the Trading Advisor has begun to deviate from past practice and trading policies or to be trading erratically. MLAI’s basic control procedures consist of the process of monitoring the Trading Advisor with the market risk controls being applied by the Trading Advisor itself.

Risk Management

Risk management plays a role in the Trading Program. The Trading Program is designed to pursue capital growth within the limits of a defined risk tolerance.  Specific risk provisions are computed for each market exposure.  Risk assessments are determined on the basis of a regular or continuous evaluation of daily price behavior, possibly leading to regular adjustments during the lifetime of exposures.

Non-Trading Risk

The Fund controls the non-trading exchange rate risk by regularly converting foreign currency balances back into U.S. dollars at least once per week, and more frequently if a particular foreign currency balance becomes unusually high.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

	Subscription
CLASS A	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.3175
1/16/2015	—	—	1.3294
2/1/2015	—	—	1.3685
2/16/2015	—	—	1.3099
3/01/2015	—	—	1.3479
3/16/2015	—	—	1.3777
4/01/2015	24,688	17,957	1.3748
4/16/2015	15,600	11,060	1.4105
5/01/2015	—	—	1.3255
5/16/2015	—	—	1.2792
6/01/2015	—	—	1.2774
6/16/2015	—	—	1.2270
7/01/2015	—	—	1.1700

	Subscription
CLASS C	Amount	Units	NAV (1)
1/01/2015	$65,000	54,903	$1.1839
1/16/2015	—	—	1.1941
2/1/2015	—	—	1.2286
2/16/2015	10,000	8,507	1.1755
3/01/2015	—	—	1.2091
3/16/2015	25,000	20,238	1.2353
4/01/2015	117,000	94,944	1.2323
4/16/2015	—	—	1.2637
5/01/2015	8,000	6,739	1.1871
5/16/2015	33,000	28,818	1.1451
6/01/2015	5,000	4,374	1.1431
6/16/2015	31,000	28,247	1.0975
7/01/2015	—	—	1.0461

	Subscription
CLASS D	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.1293
1/16/2015	—	—	1.1402
2/1/2015	1,000,000	851,499	1.1744
2/16/2015	—	—	1.1248
3/01/2015	—	—	1.1582
3/16/2015	—	—	1.1845
4/01/2015	—	—	1.1828
4/16/2015	200,000	164,704	1.2143
5/01/2015	100	87	1.1418
5/16/2015	—	—	1.1026
6/01/2015	—	—	1.1018
6/16/2015	—	—	1.0590
7/01/2015	—	—	1.0104

	Subscription
CLASS I	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.3360
1/16/2015	—	—	1.3483
2/1/2015	5,000	3,602	1.3880
2/16/2015	—	—	1.3289
3/01/2015	—	—	1.3677
3/16/2015	—	—	1.3981
4/01/2015	—	—	1.3954
4/16/2015	—	—	1.4319
5/01/2015	—	—	1.3459
5/16/2015	—	—	1.2990
6/01/2015	—	—	1.2974
6/16/2015	—	—	1.2465
7/01/2015	—	—	1.1888

	Subscription
CLASS DS	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.7301
1/16/2015	55,676	31,873	1.7468
2/1/2015	—	—	1.7992
2/16/2015	568,542	329,934	1.7232
3/01/2015	—	—	1.7744
3/16/2015	—	—	1.8147
4/01/2015	—	—	1.8121
4/16/2015	—	—	1.8603
5/01/2015	—	—	—
5/16/2015	—	—	—
6/01/2015	—	—	—
6/16/2015	—	—	—
7/01/2015	—	—	—

	Subscription
CLASS DT	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.8881
1/16/2015	—	—	1.9067
2/1/2015	—	—	1.9642
2/16/2015	—	—	1.8817
3/01/2015	—	—	1.9379
3/16/2015	—	—	1.9822
4/01/2015	—	—	1.9797
4/16/2015	—	—	2.0327
5/01/2015	—	—	1.9117
5/16/2015	—	—	1.8465
6/01/2015	58,863	31,897	1.8454
6/16/2015	—	—	1.7741
7/01/2015	15,684	9,173	1.6931

	Subscription
CLASS M	Amount	Units	NAV (1)
1/01/2015	$800,000	713,140	$1.1218
1/16/2015	—	—	1.1327
2/1/2015	50,000	42,860	1.1666
2/16/2015	15,000	13,424	1.1174
3/01/2015	—	—	1.1506
3/16/2015	—	—	1.1767
4/01/2015	550,000	468,084	1.1750
4/16/2015	—	—	1.2063
5/01/2015	—	—	1.1343
5/16/2015	—	—	1.0953
6/01/2015	—	—	1.0945
6/16/2015	—	—	1.0520
7/01/2015	—	—	1.0037

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

Item 6.                               Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                                         Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02 Are filed herewith.

32.01 and

32.02                                         Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 14, 2015	By:	/s/ KEITH GLENFIELD
Keith Glenfield
Chief Executive Officer and President
(Principal Executive Officer)

Date August 14, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)