Form 10-Q
period 2015-09-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2015-11-13
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, 30,436,191 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR SEPTEMBER 30, 2015 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	September 30,	December 31,
	2015	2014
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $5,762,424 for 2015 and $10,272,575 for 2014)	$37,759,786	$69,094,556
Unrealized profit on open futures contracts	3,202,826	8,204,592
Cash and cash equivalents	546,945	541,412
Other assets	25	2,484

TOTAL ASSETS	$41,509,582	$77,843,044

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$72,798	$1,366,552
Redemptions payable	1,131,327	1,621,921
Unrealized loss on open futures contracts	965,287	1,668,977
Other liabilities	582,304	200,531

Total liabilities	2,751,716	4,857,981

MEMBERS’ CAPITAL:
Members’ Capital (30,436,191 Units and 48,238,660 Units outstanding; unlimited Units authorized)	38,757,866	72,985,063
Total members’ capital	38,757,866	72,985,063

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$41,509,582	$77,843,044

NET ASSET VALUE PER UNIT:

Class A	$1.2422	$1.3175
Class C	$1.1077	$1.1839
Class D	$1.0767	$1.1293
Class I	$1.2559	$1.3360
Class DS*	$—	$1.7301
Class DT	$1.8082	$1.8881
Class M	$1.0703	$1.1218

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
TRADING PROFIT (LOSS):

Realized, net	$105,692	$3,987,243	$4,881,190	$9,412,440
Change in unrealized, net	2,700,215	3,008,641	(4,298,076)	982,028
Brokerage commissions	(72,763)	(143,243)	(313,907)	(442,733)

Total trading profit (loss), net	2,733,144	6,852,641	269,207	9,951,735

INVESTMENT INCOME (EXPENSE):
Interest, net	(479)	(1,566)	(1,986)	(2,664)

EXPENSES:
Management fee to Trading Advisor	95,320	175,173	413,567	561,780
Management fee to MLAI	33,376	72,805	163,262	262,804
Sponsor fee	87,552	89,550	276,771	278,297
Performance fee	—	80,409	138,824	80,409
Other	121,793	99,901	713,523	369,323
Total expenses	338,041	517,838	1,705,947	1,552,613

NET INVESTMENT INCOME (LOSS)	(338,520)	(519,404)	(1,707,933)	(1,555,277)

NET INCOME (LOSS)	$2,394,624	$6,333,237	$(1,438,726)	$8,396,458

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	4,530,199	4,789,622	4,564,453	5,162,320
Class C	9,207,164	9,805,393	9,263,036	10,711,531
Class D	2,882,155	2,008,269	2,723,453	1,990,392
Class I	660,931	1,007,698	819,631	1,078,504
Class DS*	—	22,513,039	19,995,760	26,698,781
Class DT	6,320,460	7,057,550	6,185,042	7,918,814
Class M	6,388,916	4,341,353	5,995,594	4,098,159

Net income (loss) per weighted average Unit
Class A	$0.0724	$0.1047	$(0.0729)	$0.1217
Class C	$0.0615	$0.0907	$(0.0750)	$0.1045
Class D	$0.0663	$0.0937	$(0.0749)	$0.1323
Class I	$0.1222	$0.1062	$(0.0617)	$0.1294
Class DS*	$—	$0.1398	$0.0251	$0.1553
Class DT	$0.1347	$0.1548	$(0.0476)	$0.1932
Class M	$0.0590	$0.0940	$(0.0606)	$0.1388

*Units fully redeemed as of April 30, 2015. (Presentation of weighted average units outstanding and net income (loss) per weighted average units for this share class is for the period January 1, 2015 to April 30, 2015.)

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited) (in Units)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Members’ Capital September 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Members’ Capital September 30, 2015
Class A	5,826,089	—	(1,102,206)	4,723,883	4,750,979	90,075	(259,973)	4,581,081
Class C	11,546,887	868,789	(2,961,490)	9,454,186	9,321,459	272,914	(389,054)	9,205,319
Class D	1,847,373	160,897	—	2,008,270	1,865,865	1,016,290	—	2,882,155
Class I	1,188,118	25,881	(219,859)	994,140	926,308	3,602	(383,249)	546,661
Class DS*	33,027,431	153,276	(12,239,720)	20,940,987	20,308,932	361,807	(20,670,739)	—
Class DT	9,016,617	—	(2,622,576)	6,394,041	6,259,149	1,649,450	(1,227,028)	6,681,571
Class M	3,599,899	1,183,747	(427,095)	4,356,551	4,805,968	1,777,902	(44,466)	6,539,404

Total Members’ Units	66,052,414	2,392,590	(19,572,946)	48,872,058	48,238,660	5,172,040	(22,974,509)	30,436,191

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(unaudited)

	Members’ Capital December 31, 2013	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2014	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital September 30, 2015
Class A	$6,492,354	$—	$(1,207,344)	$628,046	$5,913,056	$6,259,557	$114,388	$(350,294)	$(332,960)	$5,690,691
Class C	11,678,312	850,000	(2,987,168)	1,119,047	10,660,191	11,035,343	324,000	(468,084)	(694,938)	10,196,321
Class D	1,738,212	145,000	—	263,360	2,146,572	2,107,079	1,200,100	—	(204,001)	3,103,178
Class I	1,337,151	28,000	(244,216)	139,605	1,260,540	1,237,502	5,000	(505,358)	(50,610)	686,534
Class DS*	47,609,112	211,996	(17,676,929)	4,147,200	34,291,379	35,135,941	624,218	(36,261,543)	501,384	—
Class DT	14,111,528	—	(4,226,894)	1,530,207	11,414,841	11,818,184	2,846,590	(2,288,712)	(294,182)	12,081,880
Class M	3,364,821	1,099,903	(407,887)	568,993	4,625,830	5,391,457	2,016,620	(45,396)	(363,419)	6,999,262

Total Members’ Capital	$86,331,490	$2,334,899	$(26,750,438)	$8,396,458	$70,312,409	$72,985,063	$7,130,916	$(39,919,387)	$(1,438,726)	$38,757,866

*Units fully redeemed as of April 30, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1700	$1.0461	$1.0104	$1.1888	$1.6931	$1.0037

Net realized and net change in unrealized trading profit (loss)	0.0879	0.0784	0.0759	0.0818	0.1289	0.0761
Brokerage commissions	(0.0024)	(0.0021)	(0.0021)	(0.0024)	(0.0035)	(0.0021)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0133)	(0.0147)	(0.0075)	(0.0123)	(0.0103)	(0.0074)

Net asset value, end of period	$1.2422	$1.1077	$1.0767	$1.2559	$1.8082	$1.0703

Total Return: (a) (d)

Total return before Performance fees	6.17%	5.89%	6.56%	5.64%	6.79%	6.63%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Total return after Performance fees	6.17%	5.89%	6.56%	5.64%	6.79%	6.63%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	1.08%	1.33%	0.70%	0.98%	0.57%	0.70%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expenses (including Performance fees)	1.08%	1.33%	0.70%	0.98%	0.57%	0.70%

Net investment income (loss) (excluding Performance fees)	-1.08%	-1.33%	-0.70%	-0.98%	-0.57%	-0.70%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Net investment income (loss) (including Performance fees)	-1.08%	-1.33%	-0.70%	-0.98%	-0.57%	-0.70%

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS*	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.3175	$1.1839	$1.1293	$1.3360	$1.7301	$1.8881	$1.1218

Net realized and net change in unrealized trading profit (loss)	(0.0171)	(0.0152)	(0.0149)	(0.0175)	0.0418	(0.0250)	(0.0148)
Brokerage commissions	(0.0077)	(0.0069)	(0.0066)	(0.0078)	(0.0042)	(0.0111)	(0.0066)
Interest income, net	(0.0001)	(0.0001)	(0.0001)	(0.0001)	(0.0000)	(0.0001)	(0.0001)
Expenses	(0.0504)	(0.0540)	(0.0310)	(0.0547)	(0.0184)	(0.0437)	(0.0300)
Net asset value, before full redemption	1.2422	1.1077	1.0767	1.2559	1.7493	1.8082	1.0703
Less redemption	—	—	—	—	1.7493	—	—

Net asset value, end of period	$1.2422	$1.1077	$1.0767	$1.2559	$—	$1.8082	$1.0703

Total Return: (a) (c)

Total return before Performance fees	-5.70%	-6.42%	-4.65%	-5.99%	1.44%	-4.19%	-4.58%
Performance fees	-0.01%	-0.02%	-0.01%	-0.01%	-0.33%	-0.04%	-0.01%
Total return after Performance fees	-5.71%	-6.44%	-4.66%	-6.00%	1.11%	-4.23%	-4.59%

Ratios to Average Member’s Capital: (c)

Expenses (excluding Performance fees) (b)	3.98%	4.73%	2.85%	3.68%	1.62%	2.48%	2.85%
Performance fees	0.00%	0.00%	0.00%	0.00%	0.32%	0.03%	0.00%
Expenses (including Performance fees)	3.98%	4.73%	2.85%	3.68%	1.94%	2.51%	2.85%

Net investment income (loss) (excluding Performance fees)	-3.98%	-4.73%	-2.85%	-3.68%	-1.62%	-2.48%	-2.85%
Performance fees	0.00%	0.00%	0.00%	0.00%	-0.32%	-0.03%	0.00%
Net investment income (loss) (including Performance fees)	-3.98%	-4.73%	-2.85%	-3.68%	-1.94%	-2.51%	-2.85%

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1463	$1.0352	$0.9751	$1.1600	$1.4939	$1.6267	$0.9687

Net realized and net change in unrealized trading profit (loss)	0.1198	0.1080	0.1022	0.1213	0.1565	0.1706	0.1015
Brokerage commissions	(0.0024)	(0.0022)	(0.0021)	(0.0024)	(0.0032)	(0.0034)	(0.0020)
Interest income, net (c)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)
Expenses	(0.0120)	(0.0134)	(0.0063)	(0.0109)	(0.0097)	(0.0087)	(0.0064)

Net asset value, end of period	$1.2517	$1.1276	$1.0689	$1.2680	$1.6375	$1.7852	$1.0618

Total Return: (a) (d)

Total return before Performance fees	9.32%	9.05%	9.73%	9.43%	9.73%	9.87%	9.73%
Performance fees	-0.12%	-0.12%	-0.12%	-0.12%	-0.12%	-0.12%	-0.12%
Total return after Performance fees	9.20%	8.93%	9.61%	9.31%	9.61%	9.75%	9.61%

Ratios to Average Member’s Capital: (d)

Expenses (excluding Performance fees) (b)	0.90%	1.15%	0.52%	0.80%	0.52%	0.40%	0.52%
Performance fees	0.11%	0.11%	0.11%	0.11%	0.11%	0.12%	0.11%
Expenses (including Performance fees)	1.01%	1.26%	0.63%	0.91%	0.63%	0.52%	0.63%

Net investment income (loss) (excluding Performance fees)	-0.91%	-1.16%	-0.53%	-0.80%	-0.53%	-0.40%	-0.53%
Performance fees	-0.11%	-0.11%	-0.11%	-0.11%	-0.11%	-0.12%	-0.11%
Net investment income (loss) (including Performance fees)	-1.02%	-1.27%	-0.64%	-0.91%	-0.64%	-0.52%	-0.64%

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

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class DS	Class DT	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.1143	$1.0114	$0.9409	$1.1254	$1.4415	$1.5651	$0.9347

Net realized and net change in unrealized trading profit (loss)	0.1767	0.1594	0.1506	0.1789	0.2308	0.2515	0.1496
Brokerage commissions	(0.0067)	(0.0061)	(0.0057)	(0.0068)	(0.0087)	(0.0095)	(0.0056)
Interest income, net	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0001)	(0.0001)	(0.0000)
Expenses	(0.0326)	(0.0371)	(0.0169)	(0.0295)	(0.0260)	(0.0218)	(0.0169)

Net asset value, end of period	$1.2517	$1.1276	$1.0689	$1.2680	$1.6375	$1.7852	$1.0618

Total Return: (a) (c)

Total return before Performance fees	12.45%	11.61%	13.72%	12.79%	13.72%	14.20%	13.72%
Performance fees	-0.12%	-0.12%	-0.12%	-0.12%	-0.12%	-0.12%	-0.12%
Total return after Performance fees	12.33%	11.49%	13.60%	12.67%	13.60%	14.08%	13.60%

Ratios to Average Member’s Capital: (c)

Expenses (excluding Performance fees) (b)	2.80%	3.55%	1.67%	2.50%	1.67%	1.25%	1.67%
Performance fees	0.11%	0.11%	0.11%	0.11%	0.11%	0.12%	0.11%
Expenses (including Performance fees)	2.91%	3.66%	1.78%	2.61%	1.78%	1.37%	1.78%

Net investment income (loss) (excluding Performance fees)	-2.80%	-3.56%	-1.67%	-2.50%	-1.67%	-1.25%	-1.67%
Performance fees	-0.11%	-0.11%	-0.11%	-0.11%	-0.11%	-0.12%	-0.11%
Net investment income (loss) (including Performance fees)	-2.91%	-3.67%	-1.78%	-2.61%	-1.78%	-1.37%	-1.78%

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

Merrill Lynch Alternative Investments LLC (“MLAI”, the “Sponsor” or the “Managing Member”) is the sponsor and manager of the Fund. MLAI is an indirect wholly-owned subsidiary of Bank of America Corporation. Bank of America Corporation and its affiliates are referred to herein as “BofA Corp.”. Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”) is currently the exclusive clearing broker for the Fund. The Sponsor may select other parties as clearing broker(s). Merrill Lynch International (“MLI”) is the primary foreign exchange (“F/X”) forward prime broker for the Fund. The Sponsor may select other of its affiliates, or third parties, as F/X or other over-the-counter (“OTC”) prime brokers. MLPF&S and MLI are BofA Corp. affiliates.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents. As of September 30, 2015 the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  September 30, 2015 and December 31, 2014 and the results of its operations for the three and nine month periods ended September 30, 2015 and 2014.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of September 30, 2015 and December 31, 2014, are as follows:

September 30, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	53	$(39,650)	-0.10%	(638)	$147,018	0.38%	$107,368	0.28%	October 2015 - March 2017
Currencies	195	(84,707)	-0.22%	(194)	9,442	0.02%	(75,265)	-0.20%	October 2015 - December 2015
Energy	30	5,192	0.01%	(416)	954,840	2.46%	960,032	2.47%	October 2015 - December 2016
Interest rates	1,683	940,827	2.43%	(522)	(24,503)	-0.06%	916,324	2.37%	December 2015 - September 2019
Metals	95	(90,931)	-0.23%	(202)	412,981	1.07%	322,050	0.84%	October 2015 - June 2016
Stock indices	33	(27,971)	-0.07%	(142)	35,001	0.09%	7,030	0.02%	October 2015 - January 2016

Total		$702,760	1.82%		$1,534,779	3.96%	$2,237,539	5.78%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	240	$(109,289)	-0.15%	(781)	$914,930	1.25%	$805,641	1.10%	January 2015 - March 2016
Currencies	263	(67,357)	-0.09%	(394)	81,614	0.11%	14,257	0.02%	January 2015 - March 2015
Energy	23	5,797	0.01%	(332)	2,501,921	3.43%	2,507,718	3.44%	January 2015 - December 2016
Interest rates	2,795	2,761,045	3.78%	(780)	(59,807)	-0.08%	2,701,238	3.70%	March 2015 - December 2018
Metals	218	(776,487)	-1.06%	(256)	641,852	0.88%	(134,635)	-0.18%	January 2015 - October 2015
Stock indices	634	763,820	1.05%	(142)	(122,424)	-0.17%	641,396	0.88%	January 2015 - June 2015

Total		$2,577,529	3.54%		$3,958,086	5.42%	$6,535,615	8.96%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of September 30, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or nine month periods ended September 30, 2015 or the year ended December 31, 2014.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of September 30, 2015 and December 31, 2014, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$3,202,826	$2,656,822	$546,004	$—
Forwards	—	—	—	—
	$3,202,826	$2,656,822	$546,004	$—

Liabilities
Futures	$965,287	$801,622	$163,665	$—
Forwards	—	—	—	—
	$965,287	$801,622	$163,665	$—

September 30, 2015	$2,237,539	$1,855,200	$382,339	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$8,204,592	$7,556,022	$648,570	$—
Forwards	—	—	—	—
	$8,204,592	$7,556,022	$648,570	$—

Liabilities
Futures	$1,668,977	$926,364	$742,613	$—
Forwards	—	—	—	—
	$1,668,977	$926,364	$742,613	$—

December 31, 2014	$6,535,615	$6,629,658	$(94,043)	$—

The Fund’s volume of trading forwards and futures as of the nine month period ended September 30, 2015 and year ended December 31, 2014 are representative of the activity throughout these periods.

The Fund engages in the speculative trading of futures, options on futures and forward contracts on a wide range of commodities. Such contracts meet the definition of a derivative as noted in the ASC guidance for accounting for derivative and hedging activities. The fair value amounts of and the net profits and losses on derivative instruments are disclosed in the Statements of Financial Condition and Statements of Operations, respectively. There are no credit related contingent features embedded in these derivative contracts. The total notional, number of contracts and fair values of derivative instruments by contract type/commodity sector are disclosed in Note 2.

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At September 30, 2015 and December 31, 2014, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with their counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts less the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and nine month periods ended September 30, 2015 and 2014:

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$250,918	$(1,071,428)
Currencies	(486,785)	(1,868,593)
Energy	2,976,021	1,520,620
Interest rates	798,356	(91,388)
Metals	1,377,455	413,170
Stock indices	(2,110,058)	1,680,733

Total, net	$2,805,907	$583,114

	For the three months ended	For the nine months ended
	September 30, 2014	September 30, 2014
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$3,533,169	$5,260,906
Currencies	126,255	(1,015,049)
Energy	424,468	111,126
Interest rates	2,317,022	7,206,992
Metals	1,642,908	(339,264)
Stock indices	(1,047,938)	(830,243)

Total, net	$6,995,884	$10,394,468

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

5.   RELATED PARTY TRANSACTIONS

MLAI owns 88 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of September 30, 2015.

MLAI and the Fund entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly-owned subsidiary of BofA Corp. and affiliate of MLAI. The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units. The fees charged by the Transfer Agent for its services are based on the aggregate net assets of funds managed or sponsored by MLAI. The fee rate ranges from 0.016% to 0.02% per year of the aggregate net assets managed or sponsored by MLAI. During the quarter ended September 30, 2015, the rate ranged from 0.018% to 0.02%. The fee is payable monthly in arrears. MLAI allocates the Transfer Agent fees to each of the managed or sponsored funds, including the Fund, on a monthly basis based on each fund’s net assets. The Transfer Agent fee allocated to the Fund for the three month periods ended September 30, 2015, and 2014 amounted to $4,348 and $3,447, respectively. The Transfer Agent fee allocated to the Fund for the nine month periods ended September 30, 2015 and 2014 amounted to $18,869 and $11,389, respectively, of which $5,166 and $2,467 was payable to the Transfer Agent as of September 30, 2015 and December 31, 2014, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

The Fund calculates the Net Asset Value per Unit of each Class of Units as of the last calendar day of each month, the fifteenth calendar day of each month and as of any other dates MLAI may determine in its discretion (each, a “Calculation Date”). The Fund’s Net Asset Value as of any Calculation Date generally equals the value of the Fund’s account under the management of the Trading Advisor as of that date, plus any other assets held by the Fund, minus accrued Sponsor, management and performance fees, trading liabilities, including brokerage commissions, any offering or operating costs, and all other liabilities of the Fund. MLAI or its delegates are authorized to make all Net Asset Value determinations.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund. Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

MONTH-END NET ASSET VALUE PER UNIT CLASS A

Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.0685	$1.0659	$1.0489	$1.0787	$1.0540	$1.0818	$1.0862	$1.1002	$1.1069	$1.1329	$1.1560	$1.1463	$1.1457	$1.1314	$1.1518	$1.1879	$1.1955	$1.2517
2015	$1.3294	$1.3685	$1.3099	$1.3479	$1.3777	$1.3748	$1.4105	$1.3255	$1.2792	$1.2774	$1.2270	$1.1700	$1.2333	$1.2847	$1.2678	$1.1755	$1.2020	$1.2422

MONTH-END NET ASSET VALUE PER UNIT CLASS C

Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$0.9694	$0.9666	$0.9508	$0.9774	$0.9546	$0.9794	$0.9830	$0.9952	$1.0008	$1.0239	$1.0444	$1.0352	$1.0342	$1.0209	$1.0389	$1.0709	$1.0774	$1.1276
2015	$1.1941	$1.2286	$1.1755	$1.2091	$1.2353	$1.2323	$1.2637	$1.1871	$1.1451	$1.1431	$1.0975	$1.0461	$1.1022	$1.1476	$1.1321	$1.0492	$1.0724	$1.1077

MONTH-END NET ASSET VALUE PER UNIT CLASS D

Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$0.9028	$0.9012	$0.8873	$0.9131	$0.8928	$0.9169	$0.9212	$0.9337	$0.9398	$0.9625	$0.9828	$0.9751	$0.9753	$0.9637	$0.9817	$1.0130	$1.0202	$1.0689
2015	$1.1402	$1.1744	$1.1248	$1.1582	$1.1845	$1.1828	$1.2143	$1.1418	$1.1026	$1.1018	$1.0590	$1.0104	$1.0657	$1.1108	$1.0969	$1.0177	$1.0413	$1.0767

MONTH-END NET ASSET VALUE PER UNIT CLASS I

Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.0793	$1.0769	$1.0599	$1.0902	$1.0654	$1.0937	$1.0983	$1.1127	$1.1195	$1.1460	$1.1696	$1.1600	$1.1596	$1.1454	$1.1662	$1.2029	$1.2108	$1.2680
2015	$1.3483	$1.3880	$1.3289	$1.3677	$1.3981	$1.3954	$1.4319	$1.3459	$1.2990	$1.2974	$1.2465	$1.1888	$1.2533	$1.2983	$1.2814	$1.1878	$1.2150	$1.2559

MONTH-END NET ASSET VALUE PER UNIT CLASS DS

Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.3831	$1.3806	$1.3594	$1.3989	$1.3677	$1.4047	$1.4113	$1.4304	$1.4399	$1.4746	$1.5057	$1.4939	$1.4941	$1.4765	$1.5040	$1.5520	$1.5630	$1.6375
2015	$1.7468	$1.7992	$1.7232	$1.7744	$1.8147	$1.8121	$1.8603	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA	NA

MONTH-END NET ASSET VALUE PER UNIT CLASS DT

Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$1.5022	$1.5002	$1.4775	$1.5207	$1.4871	$1.5276	$1.5351	$1.5562	$1.5669	$1.6051	$1.6392	$1.6267	$1.6273	$1.6084	$1.6387	$1.6914	$1.7037	$1.7852
2015	$1.9067	$1.9642	$1.8817	$1.9379	$1.9822	$1.9797	$2.0327	$1.9117	$1.8465	$1.8454	$1.7741	$1.6931	$1.7862	$1.8613	$1.8385	$1.7061	$1.7498	$1.8082

MONTH-END NET ASSET VALUE PER UNIT CLASS M

Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.
2014	$0.8968	$0.8952	$0.8815	$0.9071	$0.8869	$0.9108	$0.9151	$0.9275	$0.9336	$0.9562	$0.9763	$0.9687	$0.9688	$0.9574	$0.9752	$1.0064	$1.0135	$1.0618
2015	$1.1327	$1.1666	$1.1174	$1.1506	$1.1767	$1.1750	$1.2063	$1.1343	$1.0953	$1.0945	$1.0520	$1.0037	$1.0587	$1.1035	$1.0905	$1.0118	$1.0352	$1.0703

Liquidity and Capital Resources

The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund’s U.S. dollar deposits.  These borrowings are at a prevailing short-term rate in the relevant currency.

Substantially all of the Fund’s assets are held in cash with the brokers. Changes in interest rates could cause periods of strong up or down price trends, during which the Fund’s profit or loss potential might increase.

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

For the nine month period ended September 30, 2015, Fund capital decreased 46.90% from $72,985,063 to $38,757,866.  This decrease was attributable to the net loss from operations of $1,438,726 coupled with the redemption of 22,974,509 redeemable Units resulting in an outflow of $39,919,387. The cash outflow was offset with cash inflow of $7,130,916 due to subscriptions of 5,172,040 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%.  The current short term interest rates have remained extremely low when compared with historical rates and thus have contributed negligible amounts to overall Fund performance.

Income Taxes

Each member is individually responsible for reporting income or loss based on such member’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertainty in income taxes.  This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $345,000, generated by trading in Spain, is required in the Fund’s financial statements. Such amount is included in Other Liabilities on the Statements of Financial Condition. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

January 1, 2015 to September 30, 2015

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

July 1, 2015 to September 30, 2015

The Fund experienced a net trading profit of $2,805,907 before brokerage commissions and related fees in the third quarter of 2015. The Fund’s profits were primarily attributable to the energy, metals, interest rate and agriculture sectors. The currency and stock indices sectors posted losses.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to the Fund’s short positions in oil markets. A significant part of these profits came from trading synthetics, including hybrids. Losses were posted to the Fund in the middle of the quarter. The Fund lost the profits made on oil shorts earlier in August. Profits were posted to the Fund at the end of the quarter due to the Fund’s short positions in various energy markets. Due to a steady decline throughout September of the European gas, coal and power markets, shorts in these markets added to the profits on short positions in other energy products.

The metals sector posted profits to the Fund.  Profits were posted to the Fund at the beginning of the third quarter due to the Fund’s short positions in metals. Losses were posted to the Fund in the middle of the quarter. The largest losses came from short positions in gold. In August, declines in global stock markets were accompanied by rising (once again ‘safe haven’) gold prices, resulting in losses on the Fund’s short positions. Losses were posted to the Fund at the end of the quarter due to the Fund’s short positions in gold and silver.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the third quarter due to the Fund’s short positions in bonds. Losses were posted to the Fund in the middle of the quarter as the largest losses came from long positions in European bond markets. Profits were posted to the Fund at the end of the quarter due to the Fund’s long positions in global interest rate instruments. In the U.S., the decision of the Federal Open Market Committee to not raise the interest rate contributed to further rising U.S. bond markets, also affecting bond markets outside of the U.S., adding to profits on the long positions in these markets.

The agriculture sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to the Fund’s short positions in corn, coffee, sugar and cattle. Profits were posted to the Fund in the middle of the quarter due to the Fund’s short position in grains and sugar. Losses were posted to the Fund at the end of the quarter due to the Fund’s short positions in grains and sugar. Also, U.S. crop reports in September triggered rising prices of wheat and corn, resulting in losses on the shorts in these markets.

The currency sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter. In July, with concerns about decline in the Chinese stock markets, a global risk-off move unfolded, and the U.S. dollar resulted in profits on the Fund’s long positions in this currency. Losses were posted to the Fund in the middle of the quarter. The largest losses came from long positions in

Asian currencies. The Chinese ailing growth trend entered into a new chapter in August when the People’s Bank of China effectively devaluated the renminbi. The immediate impact of this step was negative for the Fund’s currency positions. The Trading Program had just built up sizeable Chinese renminbi longs versus the U.S. dollar and a large part of the Euro shorts were versus longs in Asian currencies, for instance the Indian rupee and the Indonesian rupiah; as these currencies declined with the fall of the Chinese renminbi, the Fund lost on these Euro shorts too. The main part of the Fund’s losses in the currency markets in August was in connection with the Chinese renminbi devaluation. Profits were posted to the Fund at the end of the quarter due to the Fund’s short positions in the Brazilian real.

The stock indices sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the third quarter due to the Fund’s long and short positions in the U.S. equity markets. The Fund had long positions in U.S. equities concentrated around sectors that demonstrated to be less sensitive to China and/or commodities. These positions were profitable. Losses were posted to the Fund in the middle of the quarter. The largest losses came from long positions in U.S., European and Japanese equity markets. In September the stock markets generally came down, resulting in losses for the Fund. Losses were posted to the Fund at the end of the quarter.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading VaR associated with the Fund’s open positions by market category for the fiscal period. For the nine month periods ended September 30, 2015 and 2014 the Fund’s average capitalization was $53,518,497 and $74,035,293, respectively.

September 30, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$2,896,309	5.41%	$5,359,321	$962,601
Currencies	370,949	0.69%	467,713	328,594
Energy	1,103,451	2.06%	2,692,054	397,868
Interest Rates	2,197,580	4.11%	4,286,079	1,104,541
Metals	238,572	0.45%	568,582	70,442
Stock Indices	1,172,417	2.19%	1,950,685	490,608

Total	$7,979,278	14.91%	$15,324,434	$3,354,654

September 30, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$723,863	0.56%	$1,925,898	$252,136
Currencies	553,440	0.42%	1,585,395	27,755
Energy	419,045	0.32%	626,912	235,840
Interest Rates	8,108,166	6.23%	15,029,039	2,710,788
Metals	4,328,044	3.32%	9,326,488	1,619,922
Stock Indices	701,234	0.54%	1,126,132	239,128

Total	$14,833,792	11.39%	$29,619,864	$5,085,569

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014, by market sector. There have been no material changes at September 30, 2015.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2014. There have been no material changes at September 30, 2015.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended September 30, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 20, 2015.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.3175
1/16/2015	—	—	1.3294
2/1/2015	—	—	1.3685
2/16/2015	—	—	1.3099
3/01/2015	—	—	1.3479
3/16/2015	—	—	1.3777
4/01/2015	24,688	17,957	1.3748
4/16/2015	15,600	11,060	1.4105
5/01/2015	—	—	1.3255
5/16/2015	—	—	1.2792
6/01/2015	—	—	1.2774
6/16/2015	—	—	1.2270
7/01/2015	—	—	1.1700
7/16/2015	—	—	1.2333
8/01/2015	—	—	1.2847
8/16/2015	—	—	1.2678
9/01/2015	—	—	1.1755
9/16/2015	74,100	61,058	1.2020
10/01/2015	—	—	1.2422

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$65,000	54,903	$1.1839
1/16/2015	—	—	1.1941
2/1/2015	—	—	1.2286
2/16/2015	10,000	8,507	1.1755
3/01/2015	—	—	1.2091
3/16/2015	25,000	20,238	1.2353
4/01/2015	117,000	94,944	1.2323
4/16/2015	—	—	1.2637
5/01/2015	8,000	6,739	1.1871
5/16/2015	33,000	28,818	1.1451
6/01/2015	5,000	4,374	1.1431
6/16/2015	31,000	28,247	1.0975
7/01/2015	—	—	1.0461
7/16/2015	—	—	1.1022
8/01/2015	10,000	8,636	1.1476
8/16/2015	20,000	17,508	1.1321
9/01/2015	—	—	1.0492
9/16/2015	—	—	1.0724
10/01/2015	10,000	8,945	1.1077

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.1293
1/16/2015	—	—	1.1402
2/1/2015	1,000,000	851,499	1.1744
2/16/2015	—	—	1.1248
3/01/2015	—	—	1.1582
3/16/2015	—	—	1.1845
4/01/2015	—	—	1.1828
4/16/2015	200,000	164,704	1.2143
5/01/2015	100	87	1.1418
5/16/2015	—	—	1.1026
6/01/2015	—	—	1.1018
6/16/2015	—	—	1.0590
7/01/2015	—	—	1.0104
7/16/2015	—	—	1.0657
8/01/2015	—	—	1.1108
8/16/2015	—	—	1.0969
9/01/2015	—	—	1.0177
9/16/2015	—	—	1.0413
10/01/2015	—	—	1.0767

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.3360
1/16/2015	—	—	1.3483
2/1/2015	5,000	3,602	1.3880
2/16/2015	—	—	1.3289
3/01/2015	—	—	1.3677
3/16/2015	—	—	1.3981
4/01/2015	—	—	1.3954
4/16/2015	—	—	1.4319
5/01/2015	—	—	1.3459
5/16/2015	—	—	1.2990
6/01/2015	—	—	1.2974
6/16/2015	—	—	1.2465
7/01/2015	—	—	1.1888
7/16/2015	—	—	1.2533
8/01/2015	—	—	1.2983
8/16/2015	—	—	1.2814
9/01/2015	—	—	1.1878
9/16/2015	—	—	1.2150
10/01/2015	—	—	1.2559

CLASS DS

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.7301
1/16/2015	55,676	31,873	1.7468
2/1/2015	—	—	1.7992
2/16/2015	568,542	329,934	1.7232
3/01/2015	—	—	1.7744
3/16/2015	—	—	1.8147
4/01/2015	—	—	1.8121
4/16/2015	—	—	1.8603
5/01/2015	—	—	—
5/16/2015	—	—	—
6/01/2015	—	—	—
6/16/2015	—	—	—
7/01/2015	—	—	—
7/16/2015	—	—	—
8/01/2015	—	—	—
8/16/2015	—	—	—
9/01/2015	—	—	—
9/16/2015	—	—	—
10/01/2015	—	—	—

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.8881
1/16/2015	—	—	1.9067
2/1/2015	—	—	1.9642
2/16/2015	—	—	1.8817
3/01/2015	—	—	1.9379
3/16/2015	—	—	1.9822
4/01/2015	—	—	1.9797
4/16/2015	—	—	2.0327
5/01/2015	—	—	1.9117
5/16/2015	—	—	1.8465
6/01/2015	58,863	31,897	1.8454
6/16/2015	—	—	1.7741
7/01/2015	15,684	9,173	1.6931
7/16/2015	—	—	1.7862
8/01/2015	—	—	1.8613
8/16/2015	—	—	1.8385
9/01/2015	2,772,043	1,608,380	1.7061
9/16/2015	—	—	1.7498
10/01/2015	—	—	1.8082

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$800,000	713,140	$1.1218
1/16/2015	—	—	1.1327
2/1/2015	50,000	42,860	1.1666
2/16/2015	15,000	13,424	1.1174
3/01/2015	—	—	1.1506
3/16/2015	—	—	1.1767
4/01/2015	550,000	468,085	1.1750
4/16/2015	—	—	1.2063
5/01/2015	—	—	1.1343
5/16/2015	—	—	1.0953
6/01/2015	—	—	1.0945
6/16/2015	—	—	1.0520
7/01/2015	—	—	1.0037
7/16/2015	—	—	1.0587
8/01/2015	601,620	540,393	1.1035
8/16/2015	—	—	1.0905
9/01/2015	—	—	1.0118
9/16/2015	—	—	1.0352
10/01/2015	—	—	1.0703

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.  Class C Units, Class DT Units and Class M Units are not subject to upfront sales commissions.

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

Item 6.           Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02     Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02 Are filed herewith.

32.01 and

32.02     Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: November 13, 2015	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date November 13, 2015	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)