Form 10-K
period 2015-12-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2016-03-18
CIK 1399406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐  No  ☒

The Units of limited liability company interest of the registrant are not publicly traded. Accordingly, there is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

As of February 29, 2016 Units of limited liability company interest with an aggregate Net Asset Value of $21,784,579 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2015 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the year ended December 31, 2015, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith. Copies of the annual report are available free of charge by contacting Alternative Investments Client Services at 1-866-657-3784.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

ANNUAL REPORT FOR 2015 ON FORM 10-K

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

FuturesAccess is a group of managed futures funds sponsored by MLAI (“FuturesAccess Funds”). FuturesAccess is exclusively available to investors that have investment accounts with Merrill Lynch Wealth Management, U.S. Trust and other divisions or affiliates of BofA Corp.  FuturesAccess Funds currently are composed of direct-trading funds advised by a single trading advisor. Although redemption terms vary among FuturesAccess Funds, FuturesAccess applies, with some exceptions, the same minimum investment amounts, fees and other operational criteria across all FuturesAccess Funds.  Each trading advisor participating in FuturesAccess employs different technical, fundamental, systematic and/or discretionary trading strategies.

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

As of December 31, 2015, the Net Asset Value of the Fund was $25,371,716. As of December 31, 2015, the Net Asset Value per Unit was $1.2314 for Class A, $1.0954 for Class C, $1.0714 for Class D, $1.2544 for Class I, $0.000 for Class DS, $0.000 for Class DT and $1.0643 for Class M. Effective as of April 30, 2015 all Class DS Units were redeemed.  Effective as of December 31, 2015 all Class DT Units were redeemed.

Since the Fund began trading activities, the highest and lowest period-end Net Asset Value per Unit are listed below. The highest period-end Net Asset Value per Unit for period end Class A was $1.3886 (February 28, 2009) and the lowest was $1.0489 (February 15, 2014). The highest period-end Net Asset Value per Unit for Class C was $1.3228 (February 28, 2009) and the lowest was $0.9228 (August 31, 2007). The highest period-end Net Asset Value per Unit for Class D was $1.2380 (February 28, 2009) and the lowest was $0.8612 (January 31, 2010). The highest period-end Net Asset Value per Unit for Class I was $1.3760 (February 28, 2009) and the lowest was $1.0475 (November 30, 2007). The highest period-end Net Asset Value per Unit for Class DS was $1.7301 (December 31, 2014) and the lowest was $1.0532 (April 30,

2007).  The highest period-end Net Asset Value per Unit for Class DT was $1.8881 (December 31, 2014) and the lowest was $1.0950 (August 31, 2007). The highest period-end Net Asset Value per Unit for Class M was $1.1218 (December 31, 2014) and the lowest was $.8775 (October 15, 2013).

The Net Asset Value of the Fund is generally calculated in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). However, the Fund’s Limited Liability Company Operating Agreement allows MLAI to depart from U.S. GAAP in calculating the Fund’s Net Asset Value for all purposes other than for financial statement purposes, including for purposes of subscriptions and redemptions and fee calculations, if MLAI determines in its good-faith discretion that this departure is advisable in order to better reflect the true value of any asset or amount of any liability, or to further the fair and equitable treatment of investors.  MLAI may depart from U.S. GAAP in calculating the Fund’s Net Asset Value for these purposes if, for example, it determines that application of U.S. GAAP would cause an expense to be taken in a particular fiscal period — and therefore borne only by investors who hold Units during such period — but MLAI determines that it is more appropriate to spread such expense over additional fiscal periods.  In the event that MLAI departs from U.S. GAAP in calculating the Fund’s Net Asset Value for purposes of subscriptions and redemptions, calculation of fees and other non-financial statement purposes, the Fund’s audited financial statements will continue to be determined in accordance with U.S. GAAP.

(b)                                 Financial Information about Segments:

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.” The Fund does not engage in sales of goods or services.

(c)                                  Narrative Description of Business:

Advisory Agreement Term

The Advisory Agreement will continue in effect until December 31, 2016. Following that date, the Advisory Agreement will be automatically renewed for successive one-year periods, on the same terms, unless terminated by either the Trading Advisor or the Fund upon 90 days written notice to the other party. The Advisory Agreement may, however, be terminated at any time pursuant to any of the following: (i) the Trading Advisor may terminate the Advisory Agreement upon notice to the Fund and MLAI in the event that (a) the Fund or MLAI appoints a clearing broker other than a MLAI affiliate without the prior consent of the Trading Advisor, or (b) MLAI overrides a trading instruction of the Trading Advisor (other than with respect to MLAI overriding a trade (x) as necessary or advisable for the protection of the Fund or (y) as necessary to fund distributions or redemptions, to pay Fund expenses, or to comply with speculative position limits); and (ii) the Fund and/or MLAI, on the one hand, or the Trading Advisor, on the other, may terminate the Advisory Agreement as a result of a material breach of the Advisory Agreement by the other party, after notice of such material breach is provided to the breaching party and such material breach has not been cured within 10 days following the giving of such notice.  The Advisory Agreement will also terminate immediately if the Fund is terminated and dissolved as determined by MLAI.

Trading Advisor’s Trading Program

The Trading Program has two risk profiles:  the Standard Risk Profile and the Enhanced Risk Profile, investable in various currencies.  The Enhanced Risk Profile is approximately 1.5 times the leverage of the Standard Risk Profile.  The Trading Advisor will trade the Trading Program - Enhanced Risk Profile (USD) for the Fund.

The Trading Advisor trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on F/X, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on exchanges, other trading venues and/or OTC markets. The underlying values of these instruments traded may also include other economic variables which are now or may become the subject of organized futures, options, options on futures, swaps, swaps on futures, and forward trading.  The instruments that the Trading Advisor trades may also include other derivative, margined instruments as well as spot F/X, in each case, traded on exchanges, other trading venues and/or OTC markets.  The Trading Program does not currently trade OTC F/X and derivatives on individual stocks for the Fund.

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

Although the Trading Advisor’s Trading Program is continually evolving, there were no fundamental or material changes to the Trading Program during 2015.

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

Markets

The Trading Advisor trades the following instruments on U.S. and non-U.S. exchanges and markets:  futures, options, options on futures, swaps, swaps on futures, and forward contracts on F/X, interest rates, interest rate instruments, commodities, equity-related indices and instruments, and other indices, in all cases traded on exchanges, other trading venues and/or OTC markets.

The Fund trades on a variety of United States and foreign futures exchanges as well as OTC.  The Fund’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — may differ from time to time, as well as over time.  The Fund has no policy restricting its relative commitment to any of these different types of markets.

CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of December 31, 2015 and 2014 are as follows:

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	92	$3,968	0.02%	(403)	$44,291	0.18%	$48,259	0.20%	January 2016 - March 2017
Currencies	275	36,479	0.14%	(159)	53,762	0.21%	90,241	0.35%	January 2016 - March 2016
Energy	—	—	0.00%	(245)	660,439	2.60%	660,439	2.60%	January 2016 - December 2017
Interest rates	1,367	(601,993)	-2.37%	(558)	49,006	0.19%	(552,987)	-2.18%	March 2016 - September 2019
Metals	82	(52,912)	-0.21%	(240)	287,629	1.13%	234,717	0.92%	January 2016 - October 2016
Stock indices	252	(51,524)	-0.20%	(236)	(39,788)	-0.16%	(91,312)	-0.36%	January 2016 - April 2016

Total		$(665,982)	-2.62%		$1,055,339	4.15%	$389,357	1.53%

December 31, 2014

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	240	$(109,289)	-0.15%	(781)	$914,930	1.25%	$805,641	1.10%	January 2015 - March 2016
Currencies	263	(67,357)	-0.09%	(394)	81,614	0.11%	14,257	0.02%	January 2015 - March 2015
Energy	23	5,797	0.01%	(332)	2,501,921	3.43%	2,507,718	3.44%	January 2015 - December 2016
Interest rates	2,795	2,761,045	3.78%	(780)	(59,807)	-0.08%	2,701,238	3.70%	March 2015 - December 2018
Metals	218	(776,487)	-1.06%	(256)	641,852	0.88%	(134,635)	-0.18%	January 2015 - October 2015
Stock indices	634	763,820	1.05%	(142)	(122,424)	-0.17%	641,396	0.88%	January 2015 - June 2015

Total		$2,577,529	3.54%		$3,958,086	5.42%	$6,535,615	8.96%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of December 31, 2015 and December 31, 2014. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions of the open contracts, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

Margin

When a futures or options on futures position is established, “initial margin” is calculated by the exchange on which the position is listed and deposited with a Futures Commission Merchant (“FCM”) that is a member of the clearinghouse through which transactions on the relevant exchange are cleared.  An FCM must, in turn, deposit initial margin with the clearinghouse to secure its obligations to the clearinghouse with respect to the positions of its customers.  The amount of both the trader’s initial margin payment to the FCM and the FCM’s initial margin payment to the clearinghouse are determined on the basis of risk, taking into account the price and volatility of the commodity underlying the position and, in certain cases, the offsetting risks that exist within a portfolio of positions.  On most exchanges, at the close of each trading day “variation margin,” representing the unrealized gain or loss on the open positions, is either credited to or debited from an account.  A trader must maintain a minimum margin level for each outstanding futures position known as “maintenance margin,” which is set by the relevant exchange and based on the risk of the futures position, often a set percentage of the “initial margin.”  If “variation margin” payments cause the “initial margin” to fall below “maintenance margin” levels, a “margin call” is made, requiring the trader to deposit additional margin or have its position closed out.  A clearinghouse may have “maintenance margin” requirements for member FCMs.  An FCM may require a higher level of “initial margin” and “maintenance margin” from the trader than the clearinghouse requires from the FCM, but generally will not allow lower margin levels.  Margin is also required to be posted with counterparties when making investments through forward, swap or other OTC instruments.  The counterparties calculate margin based on the risk of the underlying commodity and will deposit margin with each other based on a previously agreed upon schedule.  In general, approximately 10% to 30% of the Fund’s assets are expected to be committed as margin for futures or options on futures positions at any one time, although these amounts could be substantially higher or lower.  The Fund’s exposure and liability are not limited to the amount placed on margin, but are based on the total value of the futures contracts being traded.  Fund assets not committed to margin will be held in cash or cash equivalents and will earn interest as described below.

As of December 31, 2015 the Fund employed $5,142,903 and $0 as initial margin to support futures and forward positions, respectively, representing approximately 13.44% and 0.00%, respectively, of the Fund’s total assets as of such date.

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

•                        held in securities brokerage accounts maintained with MLPF&S; and

•                        held in segregated or secured accounts with MLPF&S, which generally invests the cash in short-term high-quality securities or other instruments viewed as cash equivalents.

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

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with its BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may, nevertheless, engage unaffiliated service providers as clearing brokers or prime brokers for the Fund.  Other affiliates may from time to time be involved in the clearing, custody or investment of the Fund’s assets, including as prime brokers.  However, the vast majority of the Fund’s assets are held with, and therefore subject to the credit risk of, MLPF&S.  MLAI believes that its policy is in the best interest of investors due to the enhanced dependability and quality of service provided by MLPF&S and MLI to FuturesAccess as a result of MLAI’s relationship and shared corporate infrastructure with these affiliates.  In addition, MLAI believes that MLPF&S is well capitalized and that the Fund benefits from the transparency provided to MLAI, as an affiliate of MLPF&S, into the controls MLPF&S has implemented to comply with the various regulatory requirements designed to protect customer funds.  However, there nonetheless exists a substantial risk of loss with respect to each of the above custody arrangements in the event of the bankruptcy or insolvency of MLI or MLPF&S if it does not properly segregate customer funds.  See “Risk Factors — Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” below for a more detailed discussion of these risks.

Subject to the interest income arrangements discussed below, each BofA Corp. entity holding Fund assets, including MLPF&S, retains the additional economic benefit derived from possession and investment of those assets for the entity’s own account.

Cash Management and Interest

MLAI is primarily responsible for the placement of the Fund’s “cash assets” with MLPF&S or other brokers. In exercising this responsibility, MLAI’s primary considerations are safety of assets, seeking interest income, and the services provided by custodians.  A vast majority of the Fund’s cash has historically been held in futures brokerage accounts with affiliates.  To a smaller degree, the Fund’s cash assets may be held with the Fund’s bank custodian, which is at present the administrator.

MLAI retains the ability to change its cash management practices at any time, including by transferring a majority of the Fund’s cash assets to the Fund’s custodial bank accounts or other bank accounts.  Bank deposits may be in either savings accounts that pay interest, or demand deposit accounts, which may or may not pay interest and which may or may not be subject to FDIC insurance.  Any of these banks may be affiliated with MLAI if MLAI believes that to be in the best interests of the investors in the Fund.

MLPF&S and any other BofA Corp. affiliates that hold the Fund’s cash receive economic benefits, which may be substantial, from holding this cash, even in low interest rate environments in which the Fund receives little or no interest on these cash assets.

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

Charges

The following table summarizes the charges incurred by the Fund for the years ended December 31, 2015, 2014 and 2013.

	2015		2014		2013
Charges	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets	Dollar Amount	% of Average Month-End Net Assets
Other Expenses	$828,767	1.68%	$451,448	0.62%	$545,922	0.45%
Sponsor fee	363,598	0.74%	370,594	0.51%	520,856	0.43%
Management fee	706,513	1.43%	1,078,409	1.47%	2,284,350	1.87%
Performance fee	147,227	0.30%	1,252,535	1.71%	—	0.00%
Total	$2,046,105	4.15%	$3,152,986	4.31%	$3,351,128	2.75%

The foregoing table does not reflect:  (i) the bid-ask spreads paid by the Fund on it forward trading, (ii) brokerage commissions, (iii) the benefits which may be derived by BofA Corp. from the deposit of certain of the Fund’s U.S. dollar assets maintained at MLPF&S, or (iv) sales commissions payable in connection with the sales of Class A, Class D and Class I Units of the Fund.  Bid-ask spreads and brokerage commissions are components of the trading profit or loss of the Fund which are netted against realized and unrealized trading gains or losses in determining trading profit or loss.  Benefits derived by BofA Corp. from the deposit of the Fund’s assets at MLPF&S are neither a direct expense of the Fund nor readily quantifiable.  Aggregate sales commissions are not included in the table of charges because they are not an expense of the Fund, but rather are paid to MLPF&S out of an investor’s subscription proceeds and therefore reduce the amount invested in the Fund by the investor.

The Fund’s average period-end Net Asset Values during 2015, 2014 and 2013 equaled $49,254,213, $73,229,591 and $122,272,149, respectively.

During 2015, the interest expense for the Fund was $358 or approximately 0.00% of the Fund’s average period-end Net Asset Values. During 2014, the interest expense for the Fund was $3,448 or approximately 0.00% of the Fund’s average period-end Net Asset Values. During 2013, the interest expense for the Fund was $3,284, or approximately 0.00% of the Fund’s average period-end Net Asset Values.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage commissions

During 2015, 2014 and 2013, the average round-turn (each purchase and sale or sale and purchase of a single futures contract) rate of the Fund’s brokerage commissions were approximately $5.58, $6.11 and $5.81, respectively.

MLPF&S	Use of assets	BofA Corp. may derive an economic benefit from the deposit of certain of the Fund’s U.S. dollar assets in accounts maintained at MLPF&S.

MLAI	Sponsor fees

The Fund charges Sponsor fees on the period-end Net Asset Value at annual rates equal to 1.5% for Class A Units, 2.5% for Class C Units and 1.1% for Class I Units. Class D Units, Class DT Units and Class M Units are not charged Sponsor fees. No Sponsor fees are charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

MLPF&S	Sales commissions

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts. Class C, Class DT and Class M Units are not subject to upfront sales commissions. No upfront sales commission is charged to Class M Units because investors purchasing Class M Units are subject to asset-based fees on BofA Corp. managed accounts in which the Class M Units are held.

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

The Fund pays a 22.5% annual performance fee to the Trading Advisor with respect to all Classes of Units. The performance fee is calculated based on any increase in the aggregate Net Asset Value of the Classes of Units subject to the same rate of performance fees (“Class Group”), taken together, in excess of the Class Group’s highest Net Asset Value as of any previous December 31 after adjustment for subscriptions and the performance fee then paid (“High Water Mark”). The increase in Net Asset Value on which performance fees are calculated is prior to reduction for Sponsor fees. The performance fee is also paid on net redemptions and the High Water Mark is proportionately reduced. Net Asset Value for purposes of calculating the performance fee does not include any interest income earned by the Fund.

Trading Advisor and MLAI	Management fees

The Fund pays monthly management fees to each of the Trading Advisor and MLAI based on the period-end Net Asset Value of the Fund (prior to reduction for the management fees being calculated and any accrued performance fees or Sponsor fees). The management fee rate payable to the Trading Advisor is 1.0% per year, and a separate management fee payable to MLAI is 0.5% per year, for a total of 1.5% in management fees for all Classes of Units, except Class DT Units which pay a monthly management fee to the Trading Advisor at a rate equal to 1% per year and none to MLAI.

Others	Operating expenses of the Fund including audit, legal and tax services	Actual payments to third parties.

MLAI	Ongoing offering costs reimbursed	Actual costs incurred.

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

Other than in respect of the registration requirements pertaining to the Fund’s securities under Section 12(g) of the Securities Exchange Act of 1934 (the “Securities Exchange Act”) the Fund is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”).  However, MLAI is registered as an “investment adviser” under the Investment Advisers Act of 1940.  MLPF&S is also regulated by the SEC and the Financial Industry Regulatory Authority (“FINRA”).

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

Item 1A:  Risk Factors

Past Performance Not Necessarily Indicative of Future Results

There can be no assurance that the Trading Program will produce profitable results.  The past performance of the Fund or the Trading Advisor is not necessarily indicative of how the Fund or the Trading Advisor may perform in the future.  There can be no assurance that the Fund will achieve its investment objectives or avoid substantial or total loss.  The Fund may sustain losses under future market conditions that are similar to conditions in which it may have achieved gains in the past.

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

Managed Futures Trading Strategies and Trading Systems

Trend-Following Systems. Many managed futures trading systems are trend-following. Trend-following systems generally anticipate that a majority of their trades will be unprofitable and seek to achieve overall profitability by substantial gains made on a limited number of positions.  These strategies are generally only successful in markets in which strong price trends occur.  In stagnant markets in which these trends do not occur, or in “whipsaw markets” in which apparent trends develop but then quickly reverse, trend-following trading systems are likely to incur substantial losses.  Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data, on which technical trading systems are based, only marginally relevant to future market patterns.

Discretionary Strategies. The Trading Advisor may utilize a discretionary, rather than systematic, trading strategy.  Discretionary trading advisors may allow emotion to affect trading decisions and may exhibit a lack of discipline in their trading that systematic strategies are designed to avoid.  Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Technical Analysis and Trading Systems. The Trading Advisor may employ technical analysis and/or technical trading systems.  Technical strategies rely on information intrinsic to the market itself to determine trades, such as prices, price patterns, volume and volatility.  These strategies can incur major losses when factors exogenous to the markets themselves, including political events, natural catastrophes, acts of war or terrorism, dominate the markets.  The widespread use of technical trading systems frequently results in numerous managers’ attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity.

Fundamental Analysis. The Trading Advisor’s strategy may rely on fundamental analysis.  Fundamental analysis is premised on the assumption that markets are not perfectly efficient, that informational advantages and mispricings do occur and that econometric analysis can identify trading opportunities.  Fundamental analysis may result in substantial losses if these economic factors are not correctly analyzed, not all relevant factors are identified and/or market forces cause mispricings to continue despite the traders having correctly identified mispricings.  Fundamental analysis may also be more subject to human error and emotional factors than technical analysis.

Quantitative Trading. The Trading Advisor may engage in quantitative trading.  Quantitative trading strategies are highly complex, and, for their successful application, require relatively sophisticated mathematical calculations and relatively complex computer programs.  These programs anticipate that many of their trades may be unprofitable, seeking to achieve overall profitability through recognizing major profits on a limited number of positions while cutting losing positions quickly.  These trading strategies are dependent upon various computer and telecommunications technologies and upon adequate liquidity in the markets traded.  The successful execution of these strategies could be severely compromised by, among other things, a diminution in the liquidity of the markets traded, telecommunications failures, power loss and software-related “system crashes.”  There are also periods when even an otherwise highly successful system incurs major losses due to external factors dominating the market, such as natural catastrophes and political interventions.  Due to the high trading volume of quantitative trading strategies, the resulting transaction costs may be significant.  In addition, the difference between the expected price of a trade and the price a trade is executed at, or “slippage,” may be significant and may result in losses.

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

The imposition of credit controls by governmental authorities or the implementation of regulations pursuant to Dodd-Frank might limit forward trading to less than that which MLAI would otherwise recommend, to the possible detriment of the Fund.

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

There was substantial disruption in the derivatives markets related to the bankruptcies of Lehman Brothers Holdings, Inc. and MF Global Inc. and uncertainty relating to the government bailout of American International Group, Inc. This type of disruption and uncertainty can cause substantial losses if transactions are prematurely terminated, especially due to default when payment may be delayed or completely lost.  Uncertainties in the derivatives markets continue due to proposed regulatory initiatives, new regulations requiring OTC derivatives clearing, and allegations of inappropriate behavior by market participants to cause or avoid payments under credit default swaps.  See “Risk of Loss Due to the Bankruptcy or Failure of Counterparties, Custodians, Brokers and Exchanges” in this section below.

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

While the Trading Advisor may from time to time hedge a certain amount of risks associated with currency trading, it is under no obligation to do so.  Even if it chooses to do so, it is not economically feasible and often simply not possible to fully or effectively hedge exchange-rate risks.  In a number of cases, otherwise highly successful investment funds have incurred significant, and in certain instances total, losses due to the decline in the value of the currencies in which their investments were denominated or in which they were invested for speculative purposes.

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

In the past few years regulators have  alleged that certain interest rate benchmarks that underlie various swap agreements had been manipulated for several years and multiple banks involved in setting such benchmarks are currently under investigation for this manipulation.  Certain of these banks have been fined by, or entered into civil and criminal settlements with, various international regulators, including the U.S. Department of Justice, CFTC, and U.K. Financial Conduct Authority.  In entering into swap agreements, the Fund relies on the integrity of interest rates and other benchmarks.  If the level of these benchmarks is artificially influenced by market participants, the Fund could suffer losses.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase.  The Trading Advisor has not agreed to limit the amount of additional equity which it may manage and may be at or near its all-time high in assets under management.

The aggregate capital committed to the managed futures sector in general is also near its all-time high.  The more capital that is traded in these markets or that is committed to any one particular strategy, the greater the competition for a finite number of positions and the less the profit potential for all strategies or for any particular strategy.

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

Trade Execution Risk

The Trading Advisor may use executing brokers unaffiliated with BofA Corp. In the event of a trading error, the Fund may have no effective remedy against these executing brokers.

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

For example, some non-U.S. exchanges, in contrast to U.S. exchanges, are “principals’ markets” similar to the forward markets in which performance is the responsibility only of the individual member with whom the Fund has entered into a futures contract and not of any exchange or clearinghouse.  In these cases, the Fund will be subject to the risk of the inability or refusal to perform with respect to the individual member with whom the Fund has entered into a futures contract.

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

MLAI has historically preferred BofA Corp. affiliates in clearing and prime brokerage relationships, and as a result has maintained the vast majority of its cash in futures brokerage accounts with its affiliates.  This policy exposes the Fund to the specific credit risk of these BofA Corp. affiliates because balances in these accounts are not subject to FDIC or other form of deposit insurance against loss from failure of the BofA Corp. affiliate.  Balances maintained with clearing brokers are, however, subject to the protections for customer segregated, cleared swaps customer accounts and secured accounts discussed below.

MLAI’s policy that the Trading Advisor use MLPF&S and MLI may increase the risks of insolvency described above by preventing the diversification of brokers and counterparties used by the Fund.

MLAI may have limited control over the selection of counterparties by the Fund.  The Fund also may not be restricted from dealing with any particular counterparty, regulated or unregulated, or from concentrating any or all of its transactions with a single counterparty or limited number of counterparties or from initially transacting, clearing or brokering with a non- BofA Corp. broker and from “giving up” those trades to MLPF&S or MLI.  In addition, to the extent assets are held at entities other than MLPF&S and MLI, the Sponsor may have limited ability to assess the extent to which the Trading Advisor maintains the Fund’s assets in unregulated accounts subject to the bankruptcy of the counterparties holding such assets.

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

In addition, if BofA Corp. directly or indirectly owns 10% or more of the Fund, which would typically result from BofA Corp. providing seed capital to the Fund to help ensure that the Fund has enough capital to commence trading activities, the Fund’s account at MLPF&S would be considered a “proprietary account” under CFTC regulations and the Fund’s assets, including assets used to margin U.S. exchange-traded futures and options, would not be protected as “customer funds.”  If MLPF&S became insolvent at a time when the Fund’s assets on deposit with MLPF&S were not considered customer funds, the Fund would likely lose significantly more as a result of the bankruptcy than would otherwise be the case.  Where BofA Corp. provides seed capital it also establishes a regular redemption schedule providing for withdrawal of the capital when the Fund capitalization reaches a certain level.  Once BofA Corp.’s ownership of a FuturesAccess Fund falls below 10%, the account of the FuturesAccess Fund will be considered a customer account rather than a proprietary account.

MLPF&S is required by CFTC regulations to maintain in a secured account the amount required to margin futures and options positions established on non-U.S. futures exchanges in order to protect customer funds in the event of MLPF&S’s bankruptcy.  While the secured account requirement relating to trading non-U.S. futures exchanges is similar in some respects to the segregation requirement relating to trading on U.S. futures exchanges, they are not identical and there are special risks associated with funds maintained in a secured account.  Funds held in a secured account may be commingled with funds of non-U.S. persons and, because they are by necessity held in a non-U.S. jurisdiction, are subject to different insolvency laws and customer protection regulations, which may be less favorable than U.S. laws and regulations.  Moreover, funds transferred from a secured account to a non-U.S. FCM, exchange or clearing agency to margin trading on non-U.S. futures exchanges are not subject to the same limitations on permissible investments as funds held by U.S. FCMs.  In addition to these special risks, funds held in a secured account are subject to risks comparable to those applicable to funds in a segregated account, namely that MLPF&S will not comply with the relevant regulations, that investments in the account will decline in value, of a shortfall in the event of the default by another customer, and that, if, BofA Corp. owns 10% or more of the Fund, the Fund’s assets will not be protected as “customer funds.”

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

Collateral for OTC Transactions. Cash pledged as collateral with MLI or any other OTC prime broker for uncleared OTC trades is subject to the risk of the insolvency of the prime broker.  Unlike cash posted as margin for commodities trading on regulated exchanges, cash margin for OTC trades is not required to be segregated or held in a secured account.  With respect to cleared OTC trades, the Fund will not face a clearinghouse directly, but rather will do so through MLI or any other OTC prime broker that is registered with the CFTC and that acts as a clearing member.  The Fund may face the indirect risk of the failure of another clearing member customer to meet its obligations to its clearing member.  Such scenario could arise due to a default by the clearing member on its obligations to the clearinghouse triggered by a customer’s failure to meet its obligations to the clearing member.

Bank Deposits.  The vast majority of the cash deposited with banks would be in excess of the limits on federal insurance for deposits, and thus not insured by the FDIC, and would be subject to the risk of bank failure. Only up to $250,000 held in the interest bearing demand deposit accounts is insured under the FDIC’s general deposit insurance rules.

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

Historical events underscore the risks described above.  Significant losses incurred by many investment funds in relation to the bankruptcy and/or administration of Lehman Brothers Holdings Inc. and its affiliates illustrate the risks incurred in both derivatives trading and custody/brokerage arrangements.  The bankruptcy liquidation of MF Global Inc. also demonstrates that even customer funds subject to segregation requirements may be difficult for an FCM to locate, and customer funds held by an FCM in bankruptcy may not be distributed promptly and may be subject to a lengthy claims process.

Insolvency of Dual-Registered Entities

MLPF&S is registered as both an FCM with the CFTC and as a broker-dealer with the SEC.  Other counterparties and entities holding Fund assets may also be entities registered with both the CFTC and the SEC. In the event of an insolvency of a dual-registered entity, the distribution of CFTC regulated customer funds would be governed by the CFTC’s bankruptcy rules and Chapter 7 of the U.S. Bankruptcy Code, while the distribution of SEC regulated customer funds would be governed by the Securities Investor Protection Act of 1970 and applicable provisions of the U.S. Bankruptcy Code.  Uncertainty exists regarding the application of the two separate insolvency regimes to the insolvency of a single entity.

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

Although the U.S. Treasury has the discretion to exclude F/X forwards and swaps from certain of the new regulatory requirements, it has done so to date only in limited circumstances.  Forwards and swaps that are not so excluded may be required by Dodd-Frank to be centrally cleared or traded on a regulated market.  Dodd-Frank may also require other OTC derivatives traded by the Fund, if any, to be centrally cleared or traded on a regulated market.  This may subject the Fund, the Trading Advisor, MLAI and/or the Fund’s counterparties to additional regulatory requirements.  Certain of these regulatory requirements could affect the Fund, the Trading Advisor or MLAI directly, while others could impact the Fund, the Trading Advisor or the MLAI indirectly due to the impact of the requirements on the Fund’s counterparties.  For example, OTC derivative dealers are now required to be registered with the CFTC (and ultimately will be required to register with the SEC) and are subject to new minimum capital and margin requirements, business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interest and other regulatory burdens.  These new regulatory burdens have and will continue to increase the counterparties’ costs, which are generally passed through to other market participants such as the Fund in the form of higher fees, including clearing account maintenance fees, and less favorable dealer marks.  They may also render certain strategies in which the Trading Advisor might otherwise engage impossible, or so costly that they will no longer be economical, to implement.

The CFTC also now requires certain derivative transactions that were previously executed on a bi-lateral basis in the OTC markets to be executed through a regulated futures or swap exchange or execution facility. These requirements may make it more difficult and costly for investment funds, including the Fund, to enter into highly tailored or customized transactions.  They may also render certain strategies in which the Fund might otherwise engage impossible or so costly that they will no longer be economical to implement. If the Fund decides to execute derivatives transactions through these exchanges or execution facilities—and especially if it decides to become a direct member of one or more of these exchanges or execution facilities—the Fund would be subject to the rules of the exchange or execution facility, which would bring additional risks and liabilities, and potential requirements under applicable regulations and under rules of the relevant exchange or execution facility.  Even if the Fund indirectly participates in an exchange or execution facility, the Fund and/or the Trading Advisor may be required to consent to the exchange’s or execution facility’s jurisdiction and to the relevant rulebook, which could subject it to a wide range of regulations and other obligations, together with associated costs.  Like any other self-regulatory organization, exchanges and execution facilities regularly revise and interpret their rules, and such revisions and interpretations could adversely affect the Fund.

Although Dodd-Frank requires certain OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, some of the derivatives that may be traded by the Fund may not be centrally cleared.  The risk of counterparty non-performance can be significant in the case of these OTC instruments, and bid-ask spreads may be unusually wide in these heretofore substantially unregulated markets.  While Dodd-Frank is intended in part to reduce these risks, its success in this respect may not be evident for some time after Dodd-Frank is fully implemented, a process that may take several years.  In addition, while Dodd-Frank’s requirement that certain swaps be traded on a regulated market is intended to improve transparency in the market for these swaps, and may for more liquid swaps decrease trading costs, it may actually increase trading costs for less liquid swaps.

While Dodd-Frank is intended to bring more stability and lower counterparty risk to derivatives markets by requiring central clearing of certain standardized derivatives trades, not all of the Fund’s trades will be subject to a clearing requirement because the trades are grandfathered or because they are bespoke, or because they are within a class that is not currently subject to mandatory clearing.  Furthermore, it is yet to be seen whether Dodd-Frank will be effective in reducing counterparty risk or if such risk may actually increase as a result of market uncertainty, mutuality of loss to clearinghouse members, or other reasons.

The overall impact of Dodd-Frank on the Fund remains highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime, along with additional, sometimes overlapping, regulatory requirements imposed by non-U.S. regulators.

The “Volcker Rule” component of the Dodd-Frank materially restricts proprietary speculative trading by banks, “bank holding companies” and other regulated entities.  As a result, there has been a significant influx of new portfolio managers into private investment funds who had previously traded institutional proprietary accounts.  Such influx can only increase the competition for the Fund from other talented portfolio managers trading in the Fund’s investment sector.

On August 16, 2012, the European Market Infrastructure Regulation became effective (“EMIR”).  EMIR introduces certain requirements in respect of derivative contracts, which applies primarily to “financial counterparties” (“FCs”) such as European Union (“E.U.”) authorized investment firms, credit institutions, insurance companies, funds regulated under the E.U. Undertakings for Collective Investment in Transferable Securities Directives, referred to as “UCITS,” and alternative investment funds managed by E.U. authorized alternative investment fund managers, and “non-financial counterparties” (“NFCs”), which are entities established in the E.U. that are not financial counterparties.  NFCs whose transactions in OTC derivative contracts exceed EMIR’s prescribed clearing threshold (“NFC+s”) are generally subject to more stringent requirements under EMIR than NFCs whose transactions in OTC derivative contracts do not exceed such clearing threshold, including because such contracts are excluded from the threshold calculation on the basis that they are concluded in order to reduce risks directly relating to the NFC’s commercial activity or treasury financing activity (“NFC-s”).

Broadly, EMIR’s requirements in respect of derivative contracts are (i) mandatory clearing of OTC derivative contracts declared subject to the clearing obligation; (ii) risk mitigation techniques in respect of uncleared OTC derivative contracts; and (iii) reporting and record-keeping requirements in respect of all derivative contracts.

As FCs and NFCs are required to comply with EMIR’s risk mitigation obligations regardless of the identity of their counterparties, non-E.U. counterparties such as the Fund are likely to become indirectly subject to such requirements when they transact with E.U. counterparties, which will require compliance by their non-E.U. counterparties in order to satisfy their own obligations under EMIR.  E.U. FCs or NFC+s which transact with a non-E.U. counterparty that would be classed as an FC or an NFC+ if it had been established in the E.U. will also be required to ensure that certain specified OTC derivative contracts are cleared through a duly authorized central counterparty.  No class of OTC derivative contracts has as yet been declared subject to mandatory clearing in the E.U., although draft legislation covering various classes has been proposed.

The E.U. regulatory framework and legal regime relating to derivatives is set not only by EMIR but also by a new Directive and Regulation containing a package of reforms to the existing Markets in Financial Instruments Directive (Directive 2004/39/EC), collectively referred to as “MiFID II”.  MiFID II was published on June 12, 2014 in the Official Journal of the European Union but the majority of MiFID II’s provisions will only become effective on January 3, 2017.  In particular, MiFID II is expected to require transactions between FCs and NFC+s in sufficiently liquid OTC derivatives to be executed on a trading venue which meets the requirements of the MiFID II regime.  This trading obligation will also extend to FCs and NFC+s which trade with third country counterparties that would be classed as FCs or NFC+s if they were established in the E.U.

It is difficult to predict the full impact of these regulatory developments on the Fund. Prospective investors should be aware that the regulatory changes arising from EMIR and MiFID II may in due course significantly raise the costs of entering into derivative contracts and may adversely affect the Fund’s ability to engage in transactions in derivatives.

Banking Regulation

BofA Corp. is subject to certain U.S. banking laws, including the Bank Holding Company Act of 1956 (the “BHCA”), and to regulation by the Board of Governors of the Federal Reserve System.  If BofA Corp. directly, or indirectly through its subsidiaries, makes capital contributions to the Fund in an aggregate amount such that BofA Corp. may be deemed to control the Fund for purposes of the BHCA, or if BofA Corp. is otherwise deemed to control the Fund for purposes of the BHCA, the Fund may be subject to certain investment and other limitations.

Concerns Regarding the Downgrade of the U.S. Credit Rating and the Sovereign Debt Crisis in Europe

On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  This downgrade or future downgrades by Standard & Poor’s or other credit rating agencies could have material adverse effects on financial markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on the investments made by the Fund and thereby the Fund’s financial condition and liquidity.  The ultimate impact on global markets and the Fund’s business is unpredictable.

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

The Fund’s offices are the administrative offices of MLAI (Merrill Lynch Alternative Investments LLC, 250 Vesey Street, 11th Floor, New York, New York 10281).  MLAI performs administrative services for the Fund from MLAI’s offices.

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

(b)                              Holders:

As of December 31, 2015, there were 392 holders of Units, with one Unit holder who owned 10.04% of the   Fund’s Units.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.3175
1/16/2015	—	—	1.3294
2/01/2015	—	—	1.3685
2/16/2015	—	—	1.3099
3/01/2015	—	—	1.3479
3/16/2015	—	—	1.3777
4/01/2015	24,688	17,957	1.3748
4/16/2015	15,600	11,060	1.4105
5/01/2015	—	—	1.3255
5/16/2015	—	—	1.2792
6/01/2015	—	—	1.2774
6/16/2015	—	—	1.2270
7/01/2015	—	—	1.1700
7/16/2015	—	—	1.2333
8/01/2015	—	—	1.2847
8/16/2015	—	—	1.2678
9/01/2015	—	—	1.1755
9/16/2015	74,100	61,058	1.2020
10/01/2015	—	—	1.2422
10/16/2015	9,900	8,136	1.2004
11/01/2015	—	—	1.2048
11/16/2015	—	—	1.2582
12/01/2015	—	—	1.3107
12/16/2015	—	—	1.2414
01/01/2016	—	—	1.2314
01/16/2016	—	—	1.3038
02/01/2016		—	1.2873

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$65,000	54,903	$1.1839
1/16/2015	—	—	1.1941
2/01/2015	—	—	1.2286
2/16/2015	10,000	8,507	1.1755
3/01/2015	—	—	1.2091
3/16/2015	25,000	20,238	1.2353
4/01/2015	117,000	94,944	1.2323
4/16/2015	—	—	1.2637
5/01/2015	8,000	6,739	1.1871
5/16/2015	33,000	28,818	1.1451
6/01/2015	5,000	4,374	1.1431
6/16/2015	31,000	28,247	1.0975
7/01/2015	—	—	1.0461
7/16/2015	—	—	1.1022
8/01/2015	10,000	8,636	1.1476
8/16/2015	20,000	17,508	1.1321
9/01/2015	—	—	1.0492
9/16/2015	—	—	1.0724
10/01/2015	10,000	8,945	1.1077
10/16/2015	—	—	1.0712
11/01/2015	10,000	9,189	1.0745
11/16/2015	—	—	1.1216
12/01/2015	—	—	1.1680
12/16/2015	—	—	1.1049
01/01/2016	—	—	1.0954
01/16/2016	—	—	1.1599
02/01/2016	—	—	1.1448

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.1293
1/16/2015	—	—	1.1402
2/01/2015	1,000,000	851,499	1.1744
2/16/2015	—	—	1.1248
3/01/2015	—	—	1.1582
3/16/2015	—	—	1.1845
4/01/2015	—	—	1.1828
4/16/2015	200,000	164,704	1.2143
5/01/2015	100	87	1.1418
5/16/2015	—	—	1.1026
6/01/2015	—	—	1.1018
6/16/2015	—	—	1.0590
7/01/2015	—	—	1.0104
7/16/2015	—	—	1.0657
8/01/2015	—	—	1.1108
8/16/2015	—	—	1.0969
9/01/2015	—	—	1.0177
9/16/2015	—	—	1.0413
10/01/2015	—	—	1.0767
10/16/2015	—	—	1.0417
11/01/2015	—	—	1.0462
11/16/2015	—	—	1.0932
12/01/2015	—	—	1.1397
12/16/2015	—	—	1.0794
01/01/2016	—	—	1.0714
01/16/2016	—	—	1.1356
02/01/2016	—	—	1.1221

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.3360
1/16/2015	—	—	1.3483
2/01/2015	5,000	3,602	1.3880
2/16/2015	—	—	1.3289
3/01/2015	—	—	1.3677
3/16/2015	—	—	1.3981
4/01/2015	—	—	1.3954
4/16/2015	—	—	1.4319
5/01/2015	—	—	1.3459
5/16/2015	—	—	1.2990
6/01/2015	—	—	1.2974
6/16/2015	—	—	1.2465
7/01/2015	—	—	1.1888
7/16/2015	—	—	1.2533
8/01/2015	—	—	1.2983
8/16/2015	—	—	1.2814
9/01/2015	—	—	1.1878
9/16/2015	—	—	1.2150
10/01/2015	—	—	1.2559
10/16/2015	—	—	1.2201
11/01/2015	—	—	1.2248
11/16/2015	—	—	1.2792
12/01/2015	59,000	43,678	1.3331
12/16/2015	—	—	1.2642
01/01/2016	—	—	1.2544
01/16/2016	—	—	1.3288
02/01/2016	—	—	1.3124

CLASS DS

Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.7301
1/16/2015	55,676	31,873	1.7468
2/01/2015	—	—	1.7992
2/16/2015	568,542	329,934	1.7232
3/01/2015	—	—	1.7744
3/16/2015	—	—	1.8147
4/01/2015	—	—	1.8121
4/16/2015	—	—	1.8603
5/01/2015	—	—	—
5/16/2015	—	—	—
6/01/2015	—	—	—
6/16/2015	—	—	—
7/01/2015	—	—	—
7/16/2015	—	—	—
8/01/2015	—	—	—
8/16/2015	—	—	—
9/01/2015	—	—	—
9/16/2015	—	—	—
10/01/2015	—	—	—
10/16/2015	—	—	—
11/01/2015	—	—	—
11/16/2015	—	—	—
12/01/2015	—	—	—
12/16/2015	—	—	—
01/01/2016	—	—	—
01/16/2016	—	—	—
02/01/2016	—	—	—

CLASS DT

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$—	—	$1.8881
1/16/2015	—	—	1.9067
2/01/2015	—	—	1.9642
2/16/2015	—	—	1.8817
3/01/2015	—	—	1.9379
3/16/2015	—	—	1.9822
4/01/2015	—	—	1.9797
4/16/2015	—	—	2.0327
5/01/2015	—	—	1.9117
5/16/2015	—	—	1.8465
6/01/2015	58,863	31,897	1.8454
6/16/2015	—	—	1.7741
7/01/2015	15,684	9,173	1.6931
7/16/2015	—	—	1.7862
8/01/2015	—	—	1.8613
8/16/2015	—	—	1.8385
9/01/2015	2,772,043	1,608,380	1.7061
9/16/2015	—	—	1.7498
10/01/2015	—	—	1.8082
10/16/2015	—	—	1.7563
11/01/2015	—	—	1.7635
11/16/2015	—	—	1.8427
12/01/2015	—	—	1.9196
12/16/2015	—	—	1.8202
01/01/2016	—	—	—
01/16/2016	—	—	—
02/01/2016	—	—	—

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2015	$800,000	713,140	$1.1218
1/16/2015	—	—	1.1327
2/01/2015	50,000	42,860	1.1666
2/16/2015	15,000	13,424	1.1174
3/01/2015	—	—	1.1506
3/16/2015	—	—	1.1767
4/01/2015	550,000	468,085	1.1750
4/16/2015	—	—	1.2063
5/01/2015	—	—	1.1343
5/16/2015	—	—	1.0953
6/01/2015	—	—	1.0945
6/16/2015	—	—	1.0520
7/01/2015	—	—	1.0037
7/16/2015	—	—	1.0587
8/01/2015	601,620	540,393	1.1035
8/16/2015	—	—	1.0905
9/01/2015	—	—	1.0118
9/16/2015	—	—	1.0352
10/01/2015	—	—	1.0703
10/16/2015	—	—	1.0340
11/01/2015	—	—	1.0384
11/16/2015	—	—	1.0850
12/01/2015	51,000	44,510	1.1312
12/16/2015	—	—	1.0723
01/01/2016	23,188	21,495	1.0643
01/16/2016	—	—	1.1079
02/01/2016	—	—	1.0945

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

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the financial statements of the Fund.

Statements of Operations	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012	For the year ended December 31, 2011

Trading profit (loss), net:
Realized, net	$7,098,919	$14,422,892	$(257,587)	$11,822,071	$(19,290,462)
Change in unrealized, net	(6,146,258)	1,648,149	2,100,635	(5,010,392)	(1,469,413)
Brokerage commissions	(389,706)	(573,907)	(802,619)	(1,122,005)	(1,084,608)
Total trading profit (loss), net	562,955	15,497,134	1,040,429	5,689,674	(21,844,483)

INVESTMENT INCOME (EXPENSE):
Interest, net	(358)	(3,448)	(3,284)	7,111	(17,755)

EXPENSES:
Management fee to Trading Advisor	509,652	740,724	2,284,350	3,502,971	4,663,195
Management fee to MLAI	196,861	337,685	—	—	—
Performance fee	147,227	1,252,535	—	158,705	—
Sponsor fee	363,598	370,594	520,856	630,871	673,816
Other	828,767	451,448	545,922	656,058	644,087
Total expenses	2,046,105	3,152,986	3,351,128	4,948,605	5,981,098

NET INVESTMENT INCOME (LOSS)	(2,046,463)	(3,156,434)	(3,354,412)	(4,941,494)	(5,998,853)

NET INCOME (LOSS)	$(1,483,508)	$12,340,700	$(2,313,983)	$748,180	$(27,843,336)

Balance Sheet Data	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011

Members’ Capital	$25,371,716	$72,985,063	$86,331,490	$149,052,432	$221,046,309
Net Asset Value per Series A Unit	1.2314	1.3175	1.1143	1.1397	1.1801
Net Asset Value per Series C Unit	1.0954	1.1839	1.0114	1.0448	1.0927
Net Asset Value per Series D Unit	1.0714	1.1293	0.9409	0.9480	0.9670
Net Asset Value per Series I Unit	1.2544	1.3360	1.1254	1.1465	1.1823
Net Asset Value per Series DS Unit**	—	1.7301	1.4415	1.4524	1.4814
Net Asset Value per Series DT Unit***	—	1.8881	1.5651	1.5612	1.5771
Net Asset Value per Series M Unit*	1.0643	1.1218	0.9347	0.9418	—

*Units issued on October 1, 2012

**Units fully redeemed as of April 30, 2015.

***Units fully redeemed as of December 31, 2015.

MLAI believes that the Net Asset Value used to calculate subscription and redemption value and to report performance to investors is a useful performance measure for the investors of the Fund.  Therefore, the charts below are referencing Net Asset Value at each Calculation Date.

 NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	$1.3232	n/a	$1.3463	n/a	$1.3119	n/a	$1.3439	n/a	$1.2687	n/a	$1.2231
2012	n/a	$1.1928	n/a	$1.2228	n/a	$1.2093	n/a	$1.2132	n/a	$1.3267	n/a	$1.2378
2013	$1.1068	$1.1304	$1.1540	$1.1061	$1.1249	$1.1372	$1.1522	$1.1807	$1.1463	$1.1056	$1.0849	$1.0939
2014	$1.0685	$1.0659	$1.0489	$1.0787	$1.0540	$1.0818	$1.0862	$1.1002	$1.1069	$1.1329	$1.1560	$1.1463
2015	$1.3294	$1.3685	$1.3099	$1.3479	$1.3777	$1.3748	$1.4105	$1.3255	$1.2792	$1.2774	$1.2270	$1.1700

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	$1.2528	n/a	$1.2058	n/a	$1.1726	n/a	$1.1419	n/a	$1.1567	n/a	$1.1801
2012	n/a	$1.3023	n/a	$1.2757	n/a	$1.2148	$1.1940	$1.1486	$1.1491	$1.1386	$1.1335	$1.1397
2013	$1.1159	$1.1029	$1.1017	$1.0598	$1.0907	$1.0513	$1.0494	$1.0656	$1.0628	$1.0781	$1.0553	$1.1143
2014	$1.1457	$1.1314	$1.1518	$1.1879	$1.1955	$1.2517	$1.2292	$1.2085	$1.2467	$1.2854	$1.2570	$1.3175
2015	$1.2333	$1.2847	$1.2678	$1.1755	$1.2020	$1.2422	$1.2004	$1.2048	$1.2582	$1.3107	$1.2414	$1.2314

 NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	$1.2365	n/a	$1.2571	n/a	$1.2239	n/a	$1.2527	n/a	$1.1816	n/a	$1.1382
2012	n/a	$1.1035	n/a	$1.1304	n/a	$1.1169	n/a	$1.1196	n/a	$1.2234	n/a	$1.1404
2013	$1.0142	$1.0354	$1.0566	$1.0123	$1.0291	$1.0399	$1.0532	$1.0787	$1.0469	$1.0094	$0.9900	$0.9978
2014	$0.9694	$0.9666	$0.9508	$0.9774	$0.9546	$0.9794	$0.9830	$0.9952	$1.0008	$1.0239	$1.0444	$1.0352
2015	$1.1941	$1.2286	$1.1755	$1.2091	$1.2353	$1.2323	$1.2637	$1.1871	$1.1451	$1.1431	$1.0975	$1.0461

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	$1.1649	n/a	$1.1202	n/a	$1.0885	n/a	$1.0591	n/a	$1.0719	n/a	$1.0927
2012	n/a	$1.1988	n/a	$1.1734	n/a	$1.1164	$1.0968	$1.0547	$1.0547	$1.0446	$1.0396	$1.0448
2013	$1.0174	$1.0052	$1.0037	$0.9651	$0.9928	$0.9565	$0.9545	$0.9688	$0.9658	$0.9793	$0.9582	$1.0114
2014	$1.0342	$1.0209	$1.0389	$1.0709	$1.0774	$1.1276	$1.1068	$1.0877	$1.1217	$1.1559	$1.1299	$1.1839
2015	$1.1022	$1.1476	$1.1321	$1.0492	$1.0724	$1.1077	$1.0712	$1.0745	$1.1216	$1.1680	$1.1049	$1.0954

 NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	$1.0694	n/a	$1.0895	n/a	$1.0630	n/a	$1.0903	n/a	$1.0305	n/a	$0.9947
2012	n/a	$0.9786	n/a	$1.0045	n/a	$0.9946	n/a	$0.9991	n/a	$1.0940	n/a	$1.0219
2013	$0.9212	$0.9415	$0.9617	$0.9224	$0.9386	$0.9495	$0.9626	$0.9870	$0.9588	$0.9254	$0.9087	$0.9168
2014	$0.9028	$0.9012	$0.8873	$0.9131	$0.8928	$0.9169	$0.9212	$0.9337	$0.9398	$0.9625	$0.9828	$0.9751
2015	$1.1402	$1.1744	$1.1248	$1.1582	$1.1845	$1.1828	$1.2143	$1.1418	$1.1026	$1.1018	$1.0590	$1.0104

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	$1.0202	n/a	$0.9831	n/a	$0.9573	n/a	$0.9334	n/a	$0.9466	n/a	$0.9670
2012	n/a	$1.0765	n/a	$1.0558	n/a	$1.0067	$0.9900	$0.9530	$0.9540	$0.9459	$0.9423	$0.9480
2013	$0.9357	$0.9254	$0.9251	$0.8904	$0.9169	$0.8843	$0.8833	$0.8975	$0.8957	$0.9092	$0.8905	$0.9409
2014	$0.9753	$0.9637	$0.9817	$1.0130	$1.0202	$1.0689	$1.0503	$1.0333	$1.0666	$1.1003	$1.0767	$1.1293
2015	$1.0657	$1.1108	$1.0969	$1.0177	$1.0413	$1.0767	$1.0417	$1.0462	$1.0932	$1.1397	$1.0794	$1.0714

 NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	$1.3208	n/a	$1.3444	n/a	$1.3105	n/a	$1.3428	n/a	$1.2681	n/a	$1.2229
2012	n/a	$1.1954	n/a	$1.2260	n/a	$1.2128	n/a	$1.2171	n/a	$1.3315	n/a	$1.2426
2013	$1.1135	$1.1375	$1.1614	$1.1134	$1.1325	$1.1451	$1.1604	$1.1893	$1.1548	$1.1141	$1.0934	$1.1026
2014	$1.0793	$1.0769	$1.0599	$1.0902	$1.0654	$1.0937	$1.0983	$1.1127	$1.1195	$1.1460	$1.1696	$1.1600
2015	$1.3483	$1.3880	$1.3289	$1.3677	$1.3981	$1.3954	$1.4319	$1.3459	$1.2990	$1.2974	$1.2465	$1.1888

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	$1.2531	n/a	$1.2064	n/a	$1.1737	n/a	$1.1433	n/a	$1.1585	n/a	$1.1823
2012	n/a	$1.3078	n/a	$1.2815	n/a	$1.2208	$1.2000	$1.1546	$1.1553	$1.1449	$1.1400	$1.1465
2013	$1.1249	$1.1120	$1.1110	$1.0690	$1.1003	$1.0607	$1.0590	$1.0755	$1.0729	$1.0884	$1.0656	$1.1254
2014	$1.1596	$1.1454	$1.1662	$1.2029	$1.2108	$1.2680	$1.2454	$1.2246	$1.2635	$1.3029	$1.2743	$1.3360
2015	$1.2533	$1.2983	$1.2814	$1.1878	$1.2150	$1.2559	$1.2201	$1.2248	$1.2792	$1.3331	$1.2642	$1.2544

 NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	$1.6383	n/a	$1.6690	n/a	$1.6285	n/a	$1.6702	n/a	$1.5787	n/a	$1.5239
2012	n/a	$1.4992	n/a	$1.5389	n/a	$1.5238	n/a	$1.5306	n/a	$1.6759	n/a	$1.5655
2013	$1.4113	$1.4423	$1.4733	$1.4131	$1.4380	$1.4547	$1.4748	$1.5121	$1.4690	$1.4178	$1.3921	$1.4045
2014	$1.3831	$1.3806	$1.3594	$1.3989	$1.3677	$1.4047	$1.4113	$1.4304	$1.4399	$1.4746	$1.5057	$1.4939
2015	$1.7468	$1.7992	$1.7232	$1.7744	$1.8147	$1.8121	$1.8603	n/a	n/a	n/a	n/a	n/a

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	$1.5629	n/a	$1.5061	n/a	$1.4665	n/a	$1.4299	n/a	$1.4502	n/a	$1.4814
2012	n/a	$1.6492	n/a	$1.6175	n/a	$1.5423	$1.5167	$1.4600	$1.4616	$1.4491	$1.4435	$1.4524
2013	$1.4336	$1.4178	$1.4172	$1.3641	$1.4048	$1.3548	$1.3533	$1.3750	$1.3723	$1.3928	$1.3643	$1.4415
2014	$1.4941	$1.4765	$1.5040	$1.5520	$1.5630	$1.6375	$1.6091	$1.5830	$1.6341	$1.6857	$1.6495	$1.7301
2015	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

 NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2011	n/a	$1.7290	n/a	$1.7625	n/a	$1.7211	n/a	$1.7663	n/a	$1.6710	n/a	$1.6143
2012	n/a	$1.5974	n/a	$1.6411	n/a	$1.6263	n/a	$1.6350	n/a	$1.7913	n/a	$1.6747
2013	$1.5176	$1.5517	$1.5857	$1.5215	$1.5489	$1.5675	$1.5899	$1.6308	$1.5849	$1.5304	$1.5033	$1.5173
2014	$1.5022	$1.5002	$1.4775	$1.5207	$1.4871	$1.5276	$1.5351	$1.5562	$1.5669	$1.6051	$1.6392	$1.6267
2015	$1.9067	$1.9642	$1.8817	$1.9379	$1.9822	$1.9797	$2.0327	$1.9117	$1.8465	$1.8454	$1.7741	$1.6931

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2011	n/a	$1.6570	n/a	$1.5981	n/a	$1.5574	n/a	$1.5198	n/a	$1.5426	n/a	$1.5771
2012	n/a	$1.7653	n/a	$1.7329	n/a	$1.6536	$1.6269	$1.5667	$1.5691	$1.5563	$1.5510	$1.5612
2013	$1.5493	$1.5329	$1.5329	$1.4761	$1.5207	$1.4673	$1.4662	$1.4904	$1.4881	$1.5110	$1.4806	$1.5651
2014	$1.6273	$1.6084	$1.6387	$1.6914	$1.7037	$1.7852	$1.7546	$1.7265	$1.7825	$1.8392	$1.7999	$1.8881
2015	$1.7862	$1.8613	$1.8385	$1.7061	$1.7498	$1.8082	$1.7563	$1.7635	$1.8427	$1.9196	$1.8202	n/a

 NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2012	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
2013	$0.9151	$0.9353	$0.9553	$0.9163	$0.9324	$0.9432	$0.9563	$0.9805	$0.9525	$0.9193	$0.9027	$0.9107
2014	$0.8968	$0.8952	$0.8815	$0.9071	$0.8869	$0.9108	$0.9151	$0.9275	$0.9336	$0.9562	$0.9763	$0.9687
2015	$1.1327	$1.1666	$1.1174	$1.1506	$1.1767	$1.1750	$1.2063	$1.1343	$1.0953	$1.0945	$1.0520	$1.0037

	Jul. 15th	Jul.	Aug. 15th	Aug.	Sep. 15th	Sep.	Oct. 15th	Oct.	Nov. 15th	Nov.	Dec. 15th	Dec.
2012	n/a	n/a	n/a	n/a	n/a	$1.0000	$0.9834	$0.9467	$0.9477	$0.9396	$0.9360	$0.9418
2013	$0.9296	$0.9193	$0.9189	$0.8845	$0.9109	$0.8785	$0.8775	$0.8916	$0.8898	$0.9032	$0.8846	$0.9347
2014	$0.9688	$0.9574	$0.9752	$1.0064	$1.0135	$1.0618	$1.0434	$1.0264	$1.0596	$1.0931	$1.0696	$1.1218
2015	$1.0587	$1.1035	$1.0905	$1.0118	$1.0352	$1.0703	$1.0340	$1.0384	$1.0850	$1.1312	$1.0723	$1.0643

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS A UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: September 1, 2007

Aggregate Subscriptions: $17,864,118

Current Capitalization:   $5,535,180

Worst Monthly Drawdown (2):  (8.49) % (August 2015)

Worst Peak-to-Valley Drawdown (3):  (24.30) % (March 2009 — December 2014)

Net Asset Value per Unit for Class A, December 31, 2015:   $1.2314

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	3.87%	(4.34)%	(0.82)%	1.08%	(0.48)%
February	(1.51)	1.20	(2.15)	2.52	1.75
March	2.00	0.29	2.81	(1.10)	(2.56)
April	(3.59)	1.70	3.83	0.32	2.44
May	(3.63)	2.97	(6.36)	9.36	(5.60)
June	(8.40)	1.18	(1.06)	(6.70)	(3.59)
July	9.80	(1.30)	0.82	5.21	2.43
August	(8.49)	4.99	(3.91)	(2.04)	(3.75)
September	5.67	5.37	(0.80)	(4.77)	(2.75)
October	(3.01)	(3.45)	1.36	(5.45)	(2.62)
November	8.79	6.36	1.17	(0.87)	1.30
December	(6.05)	2.50	3.36	0.10	2.02
Compound Annual Rate of Return	(6.54)%	18.24%	(2.23)%	(3.42)%	(11.25)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since September 1, 2007 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since September 1, 2007 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 23.14%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS C UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: July 1, 2007

Aggregate Subscriptions:    $40,994,512

Current Capitalization:   $9,193,249

Worst Monthly Drawdown (2):  (8.57) % (August 2015)

Worst Peak-to-Valley Drawdown (3):  (27.69) % (March 2009 —December 2014)

Net Asset Value per Unit for Class C, December 31, 2015:   $ 1.0954

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	3.78%	(4.43)%	(0.90)%	0.99%	(0.57)%
February	(1.59)	1.12	(2.23)	2.44	1.67
March	1.92	0.20	2.73	(1.19)	(2.64)
April	(3.67)	1.61	3.73	0.24	2.35
May	(3.71)	2.88	(6.42)	9.27	(5.68)
June	(8.49)	1.10	(1.15)	(6.78)	(3.67)
July	9.70	(1.38)	0.74	5.12	2.35
August	(8.57)	4.90	(3.99)	(2.12)	(3.84)
September	5.57	5.29	(0.89)	(4.85)	(2.83)
October	(2.99)	(3.54)	1.29	(5.53)	(2.70)
November	8.70	6.27	1.08	(0.96)	1.21
December	(6.22)	2.42	3.28	0.02	1.94
Compound Annual Rate of Return	(7.46)%	17.06%	(3.20)%	(4.38)%	(12.13)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since July 1, 2007 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since July 1, 2007 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 9.54%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS D UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: November 1, 2007

Aggregate Subscriptions:    $12,884,186

Current Capitalization:   $2,911,354

Worst Monthly Drawdown (2):  (8.38) % (August 2015)

Worst Peak-to-Valley Drawdown (3):  (21.20) % (March 2009 - May 2012)

Net Asset Value per Unit for Class D, December 31, 2015:   $ 1.0714

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	3.99%	(4.22)%	(0.69)%	1.20%	(0.36)%
February	(1.38)	1.32	(2.03)	2.65	1.88
March	2.12	0.42	2.94	(0.99)	(2.43)
April	(3.47)	1.83	3.95	0.45	2.57
May	(3.50)	3.08	(6.24)	9.50	(5.48)
June	(8.29)	1.31	(0.93)	(6.59)	(3.47)
July	9.93	(1.17)	0.94	5.34	2.56
August	(8.38)	5.12	(3.78)	(1.92)	(3.64)
September	5.79	5.52	(0.69)	(4.65)	(2.62)
October	(2.83)	(3.33)	1.49	(5.33)	(2.50)
November	8.94	6.48	1.30	(0.75)	1.41
December	(5.99)	2.64	3.49	0.22	2.16
Compound Annual Rate of Return	(5.13)%	20.02%	(.75)%	(1.96)%	(9.91)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since November 1, 2007 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since November 1, 2007 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 7.14%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS I UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: October 1, 2007

Aggregate Subscriptions:  $5,247,444

Current Capitalization:   $740,512

Worst Monthly Drawdown (2):  (8.51) % (August 2015)

Worst Peak-to-Valley Drawdown (3):  (22.92) % (March 2009 — January 2015)

Net Asset Value per Unit for Class I, December 31, 2015:   $1.2544

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	3.89%	(4.31)%	(0.78)%	1.11%	(0.45)%
February	(1.46)	1.24	(2.12)	2.56	1.79
March	2.03	0.32	2.85	(1.08)	(2.52)
April	(3.55)	1.74	3.86	0.35	2.46
May	(3.60)	2.99	(6.32)	9.40	(5.56)
June	(8.37)	1.22	(1.03)	(6.68)	(3.56)
July	9.21	(1.26)	0.85	5.25	2.47
August	(8.51)	5.02	(3.87)	(2.01)	(3.73)
September	5.73	5.41	(0.78)	(4.74)	(2.71)
October	(2.48)	(3.42)	1.40	(5.42)	(2.59)
November	8.85	6.39	1.20	(0.84)	1.33
December	(5.90)	2.54	3.40	0.14	2.05
Compound Annual Rate of Return	(6.11)%	18.71%	(1.84)%	(3.03)%	(10.89)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since October 1, 2007 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since October 1, 2007 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 25.44%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DS UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: April 2, 2007

Aggregate Subscriptions:   $200,812,088

Current Capitalization:   $0

Worst Monthly Drawdown (2):  (6.81) % (December 2009)

Worst Peak-to-Valley Drawdown (3):  (21.03) % (March 2009 — May 2012)

Net Asset Value per Unit for Class DS, December 31, 2015:   $0.0000

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	3.99%	(4.22)%	(0.70)%	1.20%	(0.36)%
February	(1.38)	1.33	(2.02)	2.65	1.87
March	2.12	0.41	2.94	(0.98)	(2.43)
April	(3.47)	1.83	3.95	0.45	2.56
May	—	3.09	(6.24)	9.49	(5.48)
June	—	1.31	(0.94)	(6.59)	(3.47)
July	—	(1.16)	0.95	5.34	2.56
August	—	5.11	(3.79)	(1.92)	(3.63)
September	—	5.51	(0.68)	(4.65)	(2.63)
October	—	(3.33)	1.49	(5.34)	(2.50)
November	—	6.49	1.29	(0.75)	1.42
December	—	2.63	3.50	0.23	2.15
Compound Annual Rate of Return	1.12%	20.02%	(.75)%	(1.96)%	(9.91)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since April 2, 2007 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since April 2, 2007 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 74.93%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS DT UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected”(1)

Inception of Trading: June 1, 2007

Aggregate Subscriptions:    $125,228,538

Current Capitalization:   $0

Worst Monthly Drawdown (2):  (8.34) % (August 2015)

Worst Peak-to-Valley Drawdown (3):  (20.29) % (March 2009 - December 2010)

Net Asset Value per Unit for Class DT, December 31, 2015:  $0.0000

Monthly Rates of Return (4)

Month	2015	2014	2013	2012	2011
January	4.03%	(4.15)%	(0.61)%	1.29%	(0.28)%
February	(1.34)	1.37	(1.95)	2.74	1.94
March	2.16	0.45	3.02	(0.90)	(2.35)
April	(3.43)	1.87	4.04	0.53	2.63
May	(3.47)	3.14	(6.16)	9.56	(5.40)
June	(8.25)	1.35	(0.86)	(6.51)	(3.39)
July	9.94	(1.12)	1.03	5.41	2.65
August	(8.34)	5.16	(3.71)	(1.84)	(3.55)
September	5.99	5.55	(0.60)	(4.57)	(2.55)
October	(2.48)	(3.29)	1.57	(5.26)	(2.41)
November	8.86	6.53	1.38	(0.66)	1.50
December	(4.97)	2.66	3.58	0.31	2.24
Compound Annual Rate of Return	(3.38)%	20.64%	0.25%	(1.01)%	(9.04)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since June 1, 2007 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since June 1, 2007 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 82.42%.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(CLASS M UNITS) (5)

December 31, 2015

Type of Pool:  Single Advisor Non-“Principal Protected” (1)

Inception of Trading: October 1, 2012

Aggregate Subscriptions:  $8,353,841

Current Capitalization:   $6,991,421

Worst Monthly Drawdown (2):  (8.31) % (August 2015)

Worst Peak-to-Valley Drawdown (3):  (14.57) % (April 2015 — December 2015)

Net Asset Value per Unit for Class M, December 31, 2015:   $ 1.0643

Monthly Rates of Return (4)

Month	2015	2014	2013	2012
January	3.99%	(4.23)%	(0.69)%	—
February	(1.37)	1.33	(2.03)	—
March	2.12	0.41	2.94	—
April	(3.46)	1.83	3.95	—
May	(3.51)	3.09	(6.24)	—
June	(8.29)	1.31	(0.94)	—
July	9.93	(1.17)	0.94	—
August	(8.31)	5.12	(3.79)	—
September	5.79	5.50	(0.68)	—
October	(2.98)	(3.33)	1.49	(5.40)
November	8.94	6.50	1.30	(0.75)
December	(5.92)	2.63	3.49	0.23
Compound Annual Rate of Return	(5.12)%	20.02%	(0.75)%	(5.89)%

(1) Certain funds are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment.  The CFTC refers to such funds as “principal protected”. The Fund has no such feature.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since October 1, 2012 by the Fund; a drawdown is measured on the basis of period-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since October 1, 2012 from a period-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent period-end.  For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

(4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses have been accrued or paid) divided by the total capital of the Fund as of the beginning of such month.

(5) The information presented is based on Net Asset Value and Net Asset Value per Unit. The inception to date total return is 6.43%.

Item 7:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The Fund’s critical accounting policies are as follows:

•                  Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates and such differences could be material.

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

Total Trading
Year ended December 31, 2015	Profit (Loss)
Stock Indices	$1,221,002
Metals	887,121
Agricultural Commodities	(1,516,436)
Currencies	(2,859,725)
Energy	4,554,793
Interest Rates	(1,334,094)
Subtotal	952,661
Brokerage Commissions	(389,706)
Total	$562,955

The Fund experienced a net trading profit of $952,661 before brokerage commissions and related fees for the year ended December 31, 2015. The Fund’s profits were primarily attributable to the energy, stock indices and metal sectors. The interest rates, agriculture and currency sectors posted losses.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter from the Fund’s short positions in this sector. Throughout January, one of the largest “trend risk” concentrations of the Fund was “short commodities”, with “short energy” being its largest contributor. Despite a rally in oil markets at the end of January, the Fund scored well in this position, profiting from oil and oil products as well as from gas, electricity and coal. Losses were posted to the Fund in the middle of the first quarter due to the Fund’s short positions in energy markets. Profits were posted to the Fund at the end of the first quarter. The concerns over the Chinese growth were dominating, reflected by declining commodity markets. The Fund profited from these declines, mostly with its short positions in crude oil. Losses were posted to the Fund at the beginning of the second quarter. In April, energy shorts brought the largest losses. Shorts in U.S.

natural gas contributed to the energy losses due to a strong price rise in reaction to the release of inventory numbers. Losses were posted to the Fund in the middle of the second quarter. In the energy markets, the Fund had diverging positions: a large concentration of shorts in gas and electricity markets, while slowly building up longs in crude oil & distillates. Also, the rising U.S. gas price was not accompanied by rising oil prices. The Fund responded on the further rise by closing out most of its losing shorts. Losses posted to the Fund at the end of the second quarter came from the Fund’s short positions on gas resulting in losses in the U.S. as well as in Europe. Profits were posted to the Fund at the beginning of the third quarter due to the Fund’s short positions in oil markets. A significant part of these profits came from trading synthetics, including hybrids. Losses were posted to the Fund in the middle of the third quarter. The Fund lost the profits made on oil shorts earlier in August. Profits were posted to the Fund at the end of the third quarter due to the Fund’s short positions in various energy markets. Due to a steady decline throughout September of the European gas, coal and power markets, shorts in these markets added to the profits on short positions in other energy products. Profits were posted to the Fund at the beginning of the fourth quarter. Due to an upward price reaction on U.S. energy stock reports published in the last week of October, these positions did not conclude the month with profits. However, some of the largest profits in October did come from energy short positions. As the natural gas markets sank lower, the Trading Program’s short positions in these markets performed very well. Profits were posted to the Fund in the middle of the fourth quarter due to the Trading Program’s short positions. Profits were posted to the Fund at the end of the fourth quarter. OPEC raised its production ceiling, causing the oil price to continue its downtrend. As a result, the Fund profited from its short positions.

The stock indices sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the first quarter. Profits were posted to the Fund in the middle of the first quarter due to the Fund’s long positions in European equity markets. Profits were posted to the Fund at the end of the first quarter. Throughout March the Fund’s largest extreme risk concentration was ‘long equity markets’. The majority of these equity longs were located in QE-economies: the Eurozone and Japan. These equities did well. The European equities also formed the backbone of one of the Fund’s largest trend concentrations: ‘long ECB QE’. Long positions in the Xinhua China A50 ultimately became the most profitable equity long. Profits were posted to the Fund at the beginning of the second quarter. In April, the largest profits came from long positions in Asian equity markets. Profits were posted to the Fund in the middle of the second quarter from the Fund’s long equity positions in the Japanese-trend (long equity and short yen). Losses were posted to the Fund at the end of the second quarter. Greece not coming to an agreement with the ECB and the IMF in the last weekend of June resulted in an almost global risk-off move, hurting the Fund primarily in its long equity Japanese QE-positions and its longs in North American equity markets. Profits were posted to the Fund at the beginning of the third quarter due to the Fund’s long and short positions in the U.S. equity markets. The Fund had long positions in U.S. equities concentrated around sectors that demonstrated to be less sensitive to China and/or commodities. These positions were profitable. Losses were posted to the Fund in the middle of the third quarter. The largest losses came from long positions in U.S., European and Japanese equity markets. In September the stock markets generally came down, resulting in losses for the Fund. Losses were posted to the Fund at the end of the third quarter. Profits were posted to the Fund at the beginning through the middle of the fourth quarter resulting from the Trading Program’s long equity positions. Losses were posted to the Fund at the end of the fourth quarter.

The metals sector posted profits to the Fund.  Losses were posted to the Fund at the beginning of the first quarter due to the Fund’s short positions in silver. Losses were posted to the Fund in the middle of the first quarter due to the Fund’s liquidated short positions in copper. Losses were posted to the Fund at the end of the first quarter due to the Fund’s short positions in silver. Losses were posted to the Fund at the beginning of the second quarter. Losses were posted to the Fund in the middle of the second quarter. Short precious metals were one of the Fund’s largest commodity short positions. Meanwhile, the Fund had built up long positions in base metals such as copper. When the silver market rallied, the base metals did not join. And when silver started to retreat somewhat after its rise, the base metals started to decline. Due to the resulting losses on shorts in silver and gold, and on longs in copper and zinc, the metal markets were the worst performing cluster in May. Profits were posted to the Fund at the end of the second quarter due to the Fund’s short positions in metal markets. Profits were posted to the Fund at the beginning of the third quarter due to the Fund’s short positions in metals. Losses were posted to the Fund in the middle of the third quarter. The largest losses came from short positions in gold. In August, declines in global stock markets were accompanied by rising (once again ‘safe haven’) gold prices, resulting in losses on the Fund’s short positions. Losses were posted to the Fund at the end of the third quarter due to the Fund’s short positions in gold and silver. Losses were posted to the Fund at the beginning of the fourth quarter due to the Trading Program’s short positions in metals. Profits were posted to the Fund in the middle of the fourth quarter from the Trading Program’s short positions in precious metals. Losses were posted to the Fund at the end of the fourth quarter.

The interest rate sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the first quarter due to the Fund’s long positions in ECB-QE positions (short Euro and long European bond and equity markets), but also from long positions in bond markets elsewhere. The Fund shifted its “long bonds” positions from Europe to North America. Losses were posted to the Fund in the middle of the first quarter due to the Fund’s long positions in U.S. bond markets. Profits were posted to the Fund at the end of the first quarter due to the Fund’s long Eurozone bond positions as well as longs in continental European interest rate instruments. Also, the interest rate instruments in both U.S. and U.K. economies started to rise again. The Fund was able to profit from this movement by re-building long positions in these markets. Losses were posted to the Fund at the beginning of the second quarter due to the Fund’s long positions in U.S. interest rate markets. Losses were posted to the Fund in the middle of the second quarter as the largest losses came from long positions in bond markets. Losses were posted to the Fund at the end of the second quarter due to the Fund’s long position in Eurozone equity markets. Losses were posted to the Fund at the beginning of the third quarter due to the Fund’s short positions in bonds. Losses were posted to the Fund in the middle of the third quarter as the largest losses came from long positions in European bond markets. Profits were posted to the Fund at the end of the third quarter due to the Fund’s long positions in global interest rate instruments. In the U.S., the decision of the Federal Open Market Committee to not raise the interest rate contributed to further rising U.S. bond markets, also affecting bond markets outside of the U.S., adding to profits on the long positions in these markets. Profits were posted to the Fund at the beginning of the fourth quarter. The Federal Open Market Committee decision in September not to raise the interest rate put downward pressure on the U.S. dollar. This was a factor that contributed to the U.S. bond markets continuing their rise. A similar development took place in Europe, where the market anticipated that the European Central Bank would continue its quantitative easing policy. Here, the Trading Program added to its long bond positions. Profits were posted to the Fund in the middle of the fourth quarter. The Trading Program profited from trading European interest rate instruments long versus short positions in the U.S. and Australia. Meanwhile the losing interest rate long positions in Korea and a large part of the losing long positions in the U.S. were liquidated. In Europe, long positions in interest rates (via synthetics as well as outrights) was also profitable. Losses were posted to the Fund at the end of the fourth quarter due to the Trading Program’s long positions in interest rate instruments.

The agriculture sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to the Fund’s position in long cattle and short sugar. Down-turning cattle prices caused losses on long positions in the first half of January, only partially compensated for by profits on short positions in the last part of January. Losses were posted to the Fund in the middle of the first quarter. Many commodity markets showed upward reactions in the first half of February, such as softs, grains and oilseeds. In some cases these reactions lasted long enough for the Fund to liquidate a large part of its shorts (soybeans) or even reverse to longs (cotton), leaving losses on these liquidated shorts, the largest ones in the soybean markets. Profits were posted to the Fund at the end of the first quarter due to the Fund’s short positions in agricultural commodities like sugar, coffee and soybeans. The largest profits from the declining markets in Brazil came from sugar and coffee. Losses were posted to the Fund at the beginning of the second quarter. In April, the Fund lost on its shorts especially in sugar. Profits were posted to the Fund in the middle of the second quarter. Divergence seemed to be the theme in May’s commodity markets. In the agricultural markets, the Fund profited from this. The Fund did well in downtrends in sugar and coffee, but also in an uptrend in cocoa. In cattle the Fund profited from being long. Losses were posted to the Fund at the end of the second quarter due to the Fund’s short positions in grains and oilseeds. Profits were posted to the Fund at the beginning of the third quarter due to the Fund’s short positions in corn, coffee, sugar and cattle. Profits were posted to the Fund in the middle of the third quarter due to the Fund’s short position in grains and sugar. Losses were posted to the Fund at the end of the third quarter due to the Fund’s short positions in grains and sugar. Also, U.S. crop reports in September triggered rising prices of wheat and corn, resulting in losses on the shorts in these markets. Losses were posted to the Fund at the beginning of the fourth quarter due the Trading Program’s short positions. The Trading Program’s short positions in meats resulted in profits posted to the Fund in the middle of the fourth quarter. Losses were posted to the Fund at the end of the fourth quarter. In December there was a reversal from the downtrend in cattle prices. There also was rise in hog prices during the month. The divergence in agriculture commodity markets is partly attributed to the worldwide extreme (El Nino) weather conditions.

The currency sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to the short positions in Japanese yen. In January the Swiss National Bank announced the abandonment of the cap on the Euro/Swiss franc exchange rate. As a result, the Fund lost on Swiss franc shorts versus the British pound and on long positions in Swiss equity markets. Profits were posted to the Fund in the middle of the first quarter. The Trading Program ended February with a large net long position in the British pound versus a wide range of currencies. The profits on these positions compensated for the losses suffered earlier. It also helped the Fund score positively in the currency cluster, despite the losses on the longs in emerging market currencies. Also longs in the New Zealand dollar and shorts in the Swiss franc contributed to the profits. Profits were posted to the Fund at the end of the first quarter due to the Fund’s short positions in the Euro and Brazilian real. The Russian ruble delivered the highest currency return on the long side. Losses were posted to the Fund at the beginning of the second quarter. In April, short Euro was a losing currency position. Losses were posted to the Fund in the middle of the second quarter. In the short Euro component the Fund closed out part of its losing positions, but short Euro remained the Fund’s largest currency position, which ended May with a loss. The largest losses on the long side came from the New Zealand dollar. Other losing longs were the currencies of Australia, Brazil, South Africa, Poland and Canada versus the Euro. Furthermore, in the second half of May, these currencies started to decline versus the U.S. dollar as well. Losses were posted to the Fund at the end of the second quarter due to the Fund’s short positions in the Euro and Japanese yen. Profits were posted to the Fund at the beginning of the third quarter. In July, with concerns about decline in the Chinese stock markets, a global risk-off move unfolded, and the U.S. dollar resulted in profits on the Fund’s long positions in this currency. Losses were posted to the Fund in the middle of the third quarter. The largest losses came from long positions in Asian currencies. The Chinese ailing growth trend entered into a new chapter in August when the People’s Bank of China effectively devalued the renminbi. The immediate impact of this step was negative for the Fund’s currency positions. The Trading Program had just built up sizeable Chinese renminbi longs versus the U.S. dollar and a large part of the Euro shorts were versus longs in Asian currencies, for instance the Indian rupee and the Indonesian rupiah; as these currencies declined with the fall of the Chinese renminbi, the Fund lost on these Euro shorts too. The main part of the Fund’s losses in the currency markets in August was in connection with the Chinese renminbi devaluation. Profits were posted to the Fund at the end of the third quarter due to the Fund’s short positions in the Brazilian real.  Losses were posted to the Fund at the beginning of the fourth quarter. The Fund entered October with a wide variety of positions that were affected by the Chinese ailing growth trend. The reaction manifested in upward turning commodity-rich currencies such as those of Canada, South Africa, Australia and New Zealand. This caused losses on the Trading Program’s short positions in these markets. A strong performing currency for the Trading Program was the Indonesian rupiah, supported by the announcement of an economic stimulus package by the Indonesian government. The main currency at the long side of most of the losing currency shorts was a declining U.S. dollar. Profits were posted to the Fund in the middle of the fourth quarter due to the Trading Program’s short positions in Euro and the Swiss franc. Losses were posted to the Fund at the end of the fourth quarter due to the Trading Program’s short positions in the Swiss franc and the Polish zloty and comparable Japanese QQE-positions such as short positions in the Japanese yen.

Total Trading
Year ended December 31, 2014	Profit (Loss)
Stock Indices	$(3,739,857)
Metals	(194,739)
Agricultural Commodities	3,411,319
Currencies	(1,180,674)
Energy	5,246,328
Interest Rates	12,528,664
Subtotal	16,071,041
Brokerage Commissions	(573,907)
Total	$15,497,134

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

Total Trading
Year ended December 31, 2013	Profit (Loss)
Stock Indices	$12,903,880
Metals	3,012,643
Agricultural Commodities	567,255
Currencies	(3,024,130)
Energy	(7,079,331)
Interest Rates	(4,537,269)
Subtotal	1,843,048
Brokerage Commissions	(802,619)
Total	$1,040,429

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

Recent Accounting Developments

Recent accounting developments, if any, are discussed in the notes to the financial statements, which are included in Exhibit 13.01.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal periods. During the periods ended December 31, 2015 and December 31, 2014, the Fund’s average period-end Net Asset Value was approximately $49,254,313 and $73,229,591, respectively.

December 31, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$2,218,992	4.51%	$5,359,321	$130,141
Currencies	409,142	0.83%	701,872	328,594
Energy	1,064,594	2.16%	2,692,054	397,868
Interest Rates	2,810,546	5.71%	6,230,990	1,104,541
Metals	248,017	0.50%	568,582	70,442
Stock Indices	957,110	1.94%	$1,950,685	$216,522

Total	$7,708,401	15.65%	$17,503,504	$2,248,108

December 31, 2014

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agriculture	$3,037,879	4.15%	$5,165,177	$1,101,291
Currencies	1,631,342	2.23%	3,638,805	231,766
Energy	1,675,904	2.29%	4,490,242	35,455
Interest Rates	1,953,406	2.67%	3,116,899	950,913
Metals	1,973,085	2.69%	4,906,949	202,084
Stock Indices	922,629	1.26%	1,661,203	401,182

Total	$11,194,245	15.29%	$22,979,275	$2,922,691

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

Non-Trading Risk

Foreign Currency Balances; Cash on Deposit with MLPF&S and MLI.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015, by market sector.

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

Agricultural Commodities

The Fund’s primary agricultural commodities exposure is to agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, corn, and livestock accounted for the substantial bulk of the Fund’s agricultural commodities exposure as of December 31, 2015. However, it is anticipated that the Fund will maintain an emphasis on cotton, grains and sugar, in which the Fund has historically taken its largest positions.

Energy

The Fund’s primary energy market exposure is to natural gas and crude oil price movements, often resulting from political developments in the Middle East. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015.

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

Item 8: Financial Statements and Supplementary Data

The following quarterly information is unaudited.

Net Income(Loss) by Quarter

Eight Quarters through December 31, 2015

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2015	2015	2015	2015	2014	2014	2014	2014
Total Income (Loss)	$295,376	$2,732,665	$(7,406,137)	$4,940,693	$5,544,615	$6,851,075	$4,916,717	$(1,818,721)
Total Expenses	340,158	338,041	(146,723)	1,514,629	1,600,373	517,838	486,929	547,846
Net Income (Loss)	$(44,782)	$2,394,624	$(7,259,414)	$3,426,064	$3,944,242	$6,333,237	$4,429,788	$(2,366,567)

Net Income (Loss) per weighted average Unit (1)	$(0.0015)	$0.0798	$(0.2016)	$0.0695	$0.0803	$0.1229	$0.0781	$(0.0365)

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

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of and for the year which ended December 31, 2015, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

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

The Fund’s management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control — Integrated Framework (2013).

Based on its assessment the Fund’s management concluded that at December 31, 2015, the Fund’s internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B:  Other Information

Not applicable.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

10(a) and 10(b)           Identification of Directors and Executive Officers:

As a limited liability company, the Fund has no officers or directors and is managed by MLAI. Trading decisions are made by the Trading Advisor on behalf of the Fund.

The managers and executive officers of MLAI and their respective business backgrounds are as follows:

Nancy Fahmy	Chief Executive Officer, President and Manager

Barbra E. Kocsis	Chief Financial Officer and Vice President

Dominick A. Carlino	Vice President and Manager

Ninon Marapachi	Vice President and Manager

Jeff McGoey	Vice President and Manager

Greg Parets	Vice President and Manager

Devesh Saksena	Vice President and Manager

Nancy Fahmy, age 41, has been the Chief Executive Officer and President of MLAI since October 2015.  Ms. Fahmy was a Vice President of MLAI from January 2014 until her appointment as the Chief Executive Officer and President. Ms. Fahmy has been registered with the CFTC as an associated person of MLAI since October 22, 2015, and she has been listed as a principal of MLAI since January 9, 2014. Ms. Fahmy was previously a NFA associate member and registered as an associated person of MLPF&S from March 2009 to November 2010. Ms. Fahmy has been a Managing Director within the Global Wealth and Retirement Services group (“GWRS”), which is a business unit within the BofA Corp. Global Wealth & Investment Management group (“GWIM”), a division within BofA Corp. and responsible for Private Equity and Real Assets Technical Sales and Origination within MLAI from December 2012 until her appointment as Chief Executive Officer. She joined MLAI as a Director in November 2008 and was head of Private Equity and Real Assets Technical Sales from that date to December 2012. In these capacities, Ms. Fahmy was responsible for a team of private equity and real assets specialists that worked with financial advisors, portfolio managers and clients to educate and raise capital. Ms. Fahmy holds a B.S. degree in Business Administration and Finance with a minor in Economics from the University of Delaware.

Barbra E. Kocsis, age 49, is the Chief Financial Officer for MLAI and is a Director within BofA Corp.’s Global Technology and Operations group, positions she has held since October 2006. She has been listed with the CFTC as a principal of MLAI since May 21, 2007.  Ms. Kocsis’ responsibilities include providing a full range of specialized financial and tax accounting services for the Alternative Investment products offered through the Selling Agent.  She graduated cum laude from Monmouth College with a Bachelor of Science in Business Administration — Accounting.

Dominick A. Carlino, age 43, has been a Managing Director of MLAI, heading Relationship Management and Business Development, since May 2013. Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  In his role, he is responsible for enhancing and driving relationships between MLAI and key asset management partners. Mr. Carlino was on a garden leave from July 2012 through May 2013.  Prior to joining Merrill Lynch, Mr. Carlino was Senior Managing Director and Head of Business Development at AlphaOne Capital Partners LLC, an equity-focused alternative asset management firm, from March 2011 through July 2012.  From April 2005 through March 2011, he served as an Executive Director within Morgan Stanley Alternative Investment Partners LP, a registered commodity pool operator, focused on business development and distribution.  Mr. Carlino has been listed as a principal of MLAI since January 2, 2014.  Mr. Carlino holds an M.B.A. and a B.S. degree in Finance from Villanova University.

Ninon Marapachi, age 38,  has been the head of the Hedge Fund Origination and Product Management team within the BofA Corp. Alternative Investments Group, a division within BofA Corp. that provides investment professionals and their clients with access to investment products and other services, since September 2008.  Ms. Marapachi has been listed as a principal of MLAI since January 3, 2014.  She has been an NFA associate member since February 2011 and registered as an associated person of MLPF&S since March 2011.  Her team is responsible for sourcing, structuring, negotiating and managing hedge funds and managed futures products on the GWIM hedge fund platform.  In addition, since September 2013 she has been a Director for the Board of Sponsors for Educational Opportunities, a non-profit organization with a goal to provide educational and career programs to young people from underserved communities to maximize their opportunities for higher education and future success.  Ms. Marapachi graduated magna cum laude with a B.A. degree in Economics from Mount Holyoke College.

Jeff McGoey, age 39, has been a Vice President of MLAI and a Director within GWIM responsible for Alternative Investment Platform Oversight for BofA Corp. since December 2010.  Mr. McGoey has been listed as a principal of MLAI since January 13, 2014.  Mr. McGoey served as a Vice President with portfolio oversight to ten derivative based closed end funds from March 2009 through December 2010.  Within GWIM Alternative Investments, from May 2008 through December 2010, Mr. McGoey was a Vice President holding various roles including hedge fund and private equity origination, exchange fund and customized fund oversight, and managing various strategic initiatives across the organization until December 2010.  Mr. McGoey is a CFA Charter holder, maintains the CAIA designation and holds a B.A. degree in Economics from Rutgers College in New Jersey.

Greg Parets, age 39, has been Head of Cross Platform Initiatives for the Alternative Investments Group of GWIM since June 2013.  Mr. Parets joined BofA Corp. in September 2010 as Head of Strategic Initiatives in the Alternative Investments Group’s Origination & Product Management team and remained in this role until June 2013.  In this role, he led creation and implementation of an industry-leading platform to offer hedge funds, managed futures, and select private equity funds to advisory accounts. Mr. Parets was in between employers from April 2010 to September 2010. Prior to joining BofA Corp., he worked at UBS Wealth Management Americas, a provider of wealth management products and services, where he was Team Lead for the Strategy & Business Development Group from July 2006 through January 2009 and Head of Segment Strategy & Client Experience from February 2009 through April 2010.  Mr. Parets has been listed as a principal of MLAI since January 2, 2014.  Mr. Parets graduated summa cum laude from The George Washington University with a B.B.A. degree in International Business and cum laude from Harvard Law School with a J.D.

Devesh Saksena, age 37, has been a Vice President of MLAI  since October 2015. He has been listed with the CFTC as a principal of MLAI since November 2015.  Mr. Saksena has been the Head of Business Management and Governance for MLAI since he joined MLAI in June 2015. Prior to joining MLAI, Mr. Saksena was previously listed as a principal of Dicken Commodities Inc. (“Dicken”) where Mr. Saksena was Chief Operating Officer from January 2013 to January 2015.  Prior to that, Mr. Saksena was Head of Operational Due Diligence and Director of North American Business for Schroders NewFinance Capital LLP from June 2008 to October 2012.  Mr. Saksena is a qualified chartered accountant from the UK and is a Fellow of the Institute of Chartered Accountants in England & Wales, and holds a B.A. degree with honors in Industrial Economics from the University of Nottingham (U.K.).

MLAI acts as the sponsor, general partner or manager to five public futures funds whose units of limited partnership interests or limited liability company interests are registered under the Securities Exchange Act: Aspect FuturesAccess LLC, ML BlueTrend FuturesAccess LLC, ML Select Futures I L.P., ML Transtrend DTP Enhanced FuturesAccess LLC, and ML Winton FuturesAccess LLC. Because MLAI serves as the sole sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

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

(h)                                 Section 16(a) Beneficial Ownership Reporting Compliance:

During the fiscal year ended December 31, 2015, there was a late Form 3 filing by Devesh Saksena, a manager of MLAI.  Except as disclosed in the preceding sentence, to the Fund’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2015 were timely and correctly made.

Code of Ethics:

MLAI and BofA Corp. have adopted a code of ethics which applies to the Fund’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Fund.  A copy of the code of ethics is available to any person, without charge, upon request by calling 1-866-MER-ALTS.

Nominating Committee:

Not applicable. (Neither the Fund nor MLAI has a nominating committee.)

Audit Committee; Audit Committee Financial Expert:

Not applicable. (Neither the Fund nor MLAI has an audit committee.  There are no listed shares of the Fund or MLAI.)

Item 11: Executive Compensation

The managers and officers of MLAI are remunerated by BofA Corp. in their respective positions.  The Fund does not have any officers, managers or employees. The Fund pays Sponsor fees to MLAI and brokerage commissions to MLPF&S, which is a BofA Corp. affiliate. MLAI also receives management fees.  MLAI or BofA Corp. affiliates may also receive certain economic benefits from possession of the Fund’s U.S. dollar assets.  The managers and officers receive no compensation from the Fund.  See Item 1(c) “Narrative Description of Business—Description of Current Charges.”

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)                                 Security Ownership of Certain Beneficial Owners:

Not applicable. (The Units represent limited liability company interests. The Fund is managed by its Manager, MLAI.)

(b)                                 Security Ownership of Management:

MLAI owns 88 Class D Units which represent less than 1% of the Fund’s Net Asset Value.  The managers and executive officers of MLAI do not own any Units.

(c)                                  Changes in Control:

None.

(d)                                 Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13: Certain Relationships and Related Transactions, and Director Independence

See Item 1(c) “Narrative Description of Business—Description of Current Charges” regarding certain fee arrangements with respect to the Fund and MLAI or other BofA Corp. affiliates.

Director Independence:

No person who served as a manager of MLAI during 2015 could be considered independent based on the definition of an independent director under the NASDAQ rules.

Item 14: Principal Accounting Fees and Services

(a)                                 Audit Fees

Aggregate fees billed directly to the Fund for professional services rendered by the principal accountant, PricewaterhouseCoopers LLP, for the audit of the Fund’s annual financial statements and review of financial statements included in the Fund’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2015 and 2014 were $182,400 and $177,067, respectively.

(b)                                 Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2015 and 2014, related to the Fund.

(c)                                  Tax Fees

No fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2015 and 2014 for professional services rendered to the Fund in connection with tax compliance, tax advice and tax planning.

(d)                                 All Other Fees

No other fees were billed by PricewaterhouseCoopers LLP or any member firms of PricewaterhouseCoopers and their respective affiliates for the years ended December 31, 2015 and 2014 for professional services rendered to the Fund, other than as set forth in the preceding paragraph (a).

(e)                                Neither the Fund nor MLAI has an audit committee to pre-approve principal accountant fees and services.  In lieu of an audit committee, the managers and the principal financial officer pre-approve all services prior to the commencement of services.

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

3.                                      Exhibits:

The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation	Description

3.01	Certificate of Formation of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.01:	Is incorporated by reference from Exhibit 3.01 contained in the registrant’s Registration Statement on Form 10 filed on June 25, 2007.

3.02	Third Amended and Restated Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.02	Is incorporated by reference from Exhibit 3.02 contained in the registrant’s Report on Form 8-K filed on December 6, 2012.

3.03	Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.03	Is incorporated by reference from Exhibit 3.02(i) contained in the registrant’s Report on Form 8-K filed on November 13, 2013.

3.04	Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of ML Transtrend DTP Enhanced FuturesAccess LLC.

Exhibit 3.04	Is incorporated by reference from Exhibit 3.01(i) and 3.02(ii) contained in the registrant’s Report on Form 8-K filed on April 9, 2015.

10.01	Customer Agreement between ML Transtrend DTP Enhanced FuturesAccess LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit 10.01:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Registration Statement on Form 10 filed on November 13, 2007.

10.02	Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend B.V.

Exhibit 10.02:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Form 10-K for the year ended December 31, 2008, filed on March 31, 2009.

10.03	Amendment to the Advisory Agreement by and among ML Transtrend DTP Enhanced FuturesAccess LLC, Merrill Lynch Alternative Investments LLC and Transtrend B.V.

Exhibit 10.03:	Is incorporated by reference from Exhibit 10.01 contained in the registrant’s Report on Form 8-K filed on March 13, 2014.

13.01	2015 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

31.01 and 31.02	Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01 and 31.02:	Are filed herewith.

32.01 and 32.02	Section 1350 Certifications

Exhibit 32.01 and 32.02:	Are filed herewith.

99.1

Amended and Restated Selling Agreement effective as of July 8, 2011 between Merrill Lynch Alternative Investments LLC (for itself, and as sponsor on behalf of the investment funds listed therein) and Merrill Lynch, Pierce, Fenner & Smith Incorporated (as selling agent).

Exhibit 99.1:	Is incorporated by reference from Exhibit 99.1 contained in the registrant’s Report on Form 8-K filed on July 11, 2011.

101

The following materials from the Fund’s Annual Report on Form 10-K  for the fiscal year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of  Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

Exhibit 101	Is filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

By:  MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC, MANAGER

By:	/s/Nancy Fahmy
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Nancy Fahmy	Chief Executive Officer, President and Manager	March 18, 2016
Nancy Fahmy	(Principal Executive Officer)

/s/ Barbra E. Kocsis	Chief Financial Officer and Vice President	March 18, 2016
Barbra E. Kocsis	(Principal Financial Officer)

/s/Dominick A. Carlino	Vice President and Manager	March 18, 2016
Dominick A.Carlino

/s/Ninon Marapachi	Vice President and Manager	March 18, 2016
Ninon Marapachi

/s/Jeff McGoey	Vice President and Manager	March 18, 2016
Jeff McGoey

/s/ Greg Parets	Vice President and Manager	March 18, 2016
Greg Parets

/s/Devesh Saksena	Vice President and Manager	March 18, 2016
Devesh Saksena

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

2015 FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2015 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 31.01 and 31.02	Rule 13a - 14(a) / 15d - 14(a) Certifications

Exhibit 32.01 and 32.02	Sections 1350 Certifications

Exhibit 101

The following materials from the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language): ( i )Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.