Form 10-Q
period 2016-03-31
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2016-05-13
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, 17,174,947 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR MARCH 31, 2016 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $3,922,967 for 2016 and $5,142,903 for 2015)	$20,907,769	$35,801,001
Unrealized profit on open futures contracts	1,391,732	1,897,921
Cash and cash equivalents	474,655	563,882
Other assets	2,930	2,390

TOTAL ASSETS	$22,777,086	$38,265,194

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$353,106	$70,112
Redemptions payable	23,701	10,707,165
Unrealized loss on open futures contracts	895,816	1,508,564
Other liabilities	622,256	607,637

Total liabilities	1,894,879	12,893,478

MEMBERS’ CAPITAL:
Members’ Capital (17,174,947 Units and 22,764,695 Units outstanding; unlimited Units authorized)	20,882,207	25,371,716
Total Members’ Capital	20,882,207	25,371,716

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$22,777,086	$38,265,194

NET ASSET VALUE PER UNIT:

Class A	$1.3318	$1.2314
Class C	$1.1820	$1.0954
Class D	$1.1638	$1.0714
Class I	$1.3567	$1.2544
Class M	$1.1040	$1.0643

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months	For the three months
	ended	ended
	March 31, 2016	March 31, 2015
TRADING PROFIT (LOSS):

Realized, net	$2,529,733	$9,276,663
Change in unrealized, net	106,559	(4,207,819)
Brokerage commissions	(30,619)	(127,925)

Total trading profit (loss), net	2,605,673	4,940,919

INVESTMENT INCOME (EXPENSE):
Interest, net	8,390	(226)

EXPENSES:
Management fee to Trading Advisor	57,547	191,932
Management fee to MLAI	28,774	80,711
Sponsor fee	85,596	97,776
Performance fee	359,939	1,023,116
Other	86,885	121,094
Total expenses	618,741	1,514,629

NET INVESTMENT INCOME (LOSS)	(610,351)	(1,514,855)

NET INCOME (LOSS)	$1,995,322	$3,426,064

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	4,344,708	4,626,747
Class C	8,306,001	9,345,550
Class D	2,717,451	2,433,530
Class I	579,852	908,490
Class DS*	—	20,210,196
Class DT**	—	6,231,360
Class M	2,724,775	5,554,392

Net income (loss) per weighted average Unit
Class A	$0.1034	$0.0580
Class C	$0.0879	$0.0484
Class D	$0.0924	$0.0440
Class I	$0.1036	$0.0577
Class DS*	$—	$0.0831
Class DT**	$—	$0.0916
Class M	$0.1852	$0.0530

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units			Members’ Units	Members’ Units			Members’ Units
	December 31, 2014	Subscriptions	Redemptions	March 31, 2015	December 31, 2015	Subscriptions	Redemptions	March 31, 2016
Class A	4,750,979	—	(223,506)	4,527,473	4,495,160	—	(184,362)	4,310,798
Class C	9,321,459	83,648	(178,378)	9,226,729	8,392,427	18,174	(244,974)	8,165,627
Class D	1,865,865	851,499	—	2,717,364	2,717,451	—	—	2,717,451
Class I	926,308	3,602	(40,438)	889,472	590,339	—	(37,182)	553,157
Class DS*	20,308,932	361,807	(1,089,721)	19,581,018	—	—	—	—
Class DT**	6,259,149	—	(130,021)	6,129,128	—	—	—	—
Class M	4,805,968	769,423	—	5,575,391	6,569,318	21,495	(5,162,899)	1,427,914

Total Members’ Units	48,238,660	2,069,979	(1,662,064)	48,646,575	22,764,695	39,669	(5,629,417)	17,174,947

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(unaudited)

	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2015	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital March 31, 2016
Class A	$6,259,557	$—	$(303,646)	$268,537	$6,224,448	$5,535,180	$—	$(243,249)	$449,140	$5,741,071
Class C	11,035,343	100,000	(218,295)	452,621	11,369,669	9,193,249	21,000	(292,665)	730,039	9,651,623
Class D	2,107,079	1,000,000	—	107,049	3,214,128	2,911,354	—	—	251,191	3,162,545
Class I	1,237,502	5,000	(53,738)	52,434	1,241,198	740,512	—	(50,121)	60,101	750,492
Class DS*	35,135,941	624,218	(1,957,558)	1,679,822	35,482,423	—	—	—	—	—
Class DT**	11,818,184	—	(255,486)	570,978	12,133,676	—	—	—	—	—
Class M	5,391,457	865,000	—	294,623	6,551,080	6,991,421	23,188	(5,942,984)	504,851	1,576,476

Total Members’ Capital	$72,985,063	$2,594,218	$(2,788,723)	$3,426,064	$76,216,622	$25,371,716	$44,188	$(6,529,019)	$1,995,322	$20,882,207

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M
Per Unit Operating Performance:

Net asset value, beginning of period	$1.2314	$1.0954	$1.0714	$1.2544	$1.0643

Net realized and net change in unrealized trading profit (loss)	0.1359	0.1211	0.1190	0.1371	0.0662
Brokerage commissions	(0.0018)	(0.0016)	(0.0016)	(0.0018)	(0.0016)
Interest income, net	0.0005	0.0004	0.0004	0.0005	0.0004
Expenses	(0.0342)	(0.0333)	(0.0254)	(0.0335)	(0.0253)

Net asset value, end of period	$1.3318	$1.1820	$1.1638	$1.3567	$1.1040

Total Return: (a) (c)

Total return before Performance fees	9.69%	9.45%	10.16%	9.69%	5.27%
Performance fees	-1.54%	-1.54%	-1.54%	-1.53%	-1.54%
Total return after Performance fees	8.15%	7.91%	8.62%	8.16%	3.73%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	1.15%	1.40%	0.77%	1.05%	0.77%
Performance fees	1.45%	1.45%	1.45%	1.45%	1.45%
Expenses (including Performance fees)	2.60%	2.85%	2.22%	2.50%	2.22%

Net investment income (loss) (excluding Performance fees)	-1.11%	-1.36%	-0.73%	-1.01%	-0.73%
Performance fees	-1.45%	-1.45%	-1.45%	-1.45%	-1.45%
Net investment income (loss) (including Performance fees)	-2.56%	-2.81%	-2.18%	-2.46%	-2.18%

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

Ratios to Average Members’ Capital: (d)

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of March 31, 2016, the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of March 31, 2016 and December 31, 2015 and the results of its operations for the three month periods ended March 31, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of

America (“U.S. GAAP”) have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Fund’s report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

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

2.              CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of March 31, 2016 and December 31, 2015, are as follows:

March 31, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry Sector	Number of Contracts	Unrealized Profit (Loss)	Percent of Members’ Capital	Number of Contracts	Unrealized Profit (Loss)	Percent of Members’ Capital	Profit (Loss) on Open Positions	Percent of Members’ Capital	Maturity Dates
Agriculture	163	$36,161	0.17%	(224)	$70,420	0.34%	$106,581	0.51%	April 2016 - March 2017
Currencies	289	384,662	1.84%	(123)	(126,427)	-0.61%	258,235	1.23%	April 2016 - June 2016
Energy	4	(4,963)	-0.02%	(128)	1,761	0.01%	(3,202)	-0.01%	April 2016 - December 2017
Interest rates	724	319,939	1.53%	(446)	(201,797)	-0.97%	118,142	0.56%	May 2016 - December 2019
Metals	79	61,080	0.29%	(41)	(127,276)	-0.61%	(66,196)	-0.32%	April 2016 - August 2016
Stock indices	191	42,593	0.20%	(75)	39,763	0.19%	82,356	0.39%	April 2016 - July 2016

Total		$839,472	4.01%		$(343,556)	-1.65%	$495,916	2.36%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry Sector	Number of Contracts	Unrealized Profit (Loss)	Percent of Members’ Capital	Number of Contracts	Unrealized Profit (Loss)	Percent of Members’ Capital	Profit (Loss) on Open Positions	Percent of Members’ Capital	Maturity Dates
Agriculture	92	$3,968	0.02%	(403)	$44,291	0.18%	$48,259	0.20%	January 2016 - March 2017
Currencies	275	36,479	0.14%	(159)	53,762	0.21%	90,241	0.35%	January 2016 - March 2016
Energy	—	—	0.00%	(245)	660,439	2.60%	660,439	2.60%	January 2016 - December 2017
Interest rates	1,367	(601,993)	-2.37%	(558)	49,006	0.19%	(552,987)	-2.18%	March 2016 - September 2019
Metals	82	(52,912)	-0.21%	(240)	287,629	1.13%	234,717	0.92%	January 2016 - October 2016
Stock indices	252	(51,524)	-0.20%	(236)	(39,788)	-0.16%	(91,312)	-0.36%	January 2016 - April 2016

Total		$(665,982)	-2.62%		$1,055,339	4.15%	$389,357	1.53%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of March 31, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three month period ended March 31, 2016 or the year ended December 31, 2015.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of March 31, 2016 and December 31, 2015, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,391,732	$1,273,756	$117,976	$—
Forwards	—	—	—	—
	$1,391,732	$1,273,756	$117,976	$—

Liabilities
Futures	$895,816	$718,553	$177,263	$—
Forwards	—	—	—	—
	$895,816	$718,553	$177,263	$—

March 31, 2016	$495,916	$555,203	$(59,287)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,897,921	$1,534,559	$363,362	$—
Forwards	—	—	—	—
	$1,897,921	$1,534,559	$363,362	$—

Liabilities
Futures	$1,508,564	$1,321,649	$186,915	$—
Forwards	—	—	—	—
	$1,508,564	$1,321,649	$186,915	$—

December 31, 2015	$389,357	$212,910	$176,447	$—

The Fund’s volume of trading forwards and futures as of the three month period ended March 31, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At March 31, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three month periods ended March 31, 2016 and 2015:

	For the three months ended	For the three months ended
	March 31, 2016	March 31, 2015
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(139,482)	$4,219
Currencies	99,732	204,951
Energy	660,518	215,334
Interest rates	2,499,067	2,104,374
Metals	(372,256)	(622,503)
Stock indices	(111,287)	3,162,469

Total, net	$2,636,292	$5,068,844

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

Credit Risk

The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the investors of the exchange/clearinghouse is pledged to support the financial integrity of the exchange/clearinghouse.  In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties.  Margins, which may be subject to loss in the event of a default, are generally required in exchange traded contracts, and in the over-the-counter markets counterparties may also require margin. The credit risk associated with these instruments from counterparty nonperformance is the unrealized profit (loss) on open contracts, if any, included in the Statements of Financial Condition.

MLAI, as sponsor of the Fund, has a general policy of maintaining clearing and prime brokerage arrangements with BofA Corp. affiliates, such as MLPF&S and MLI, although MLAI may engage non-BofA Corp. affiliated service providers as clearing brokers or prime brokers for the Fund. This policy may increase risk to the Fund by preventing the diversification of brokers used by the Fund.

The Fund, in its normal course of business, enters into various contracts, with MLPF&S acting as its futures clearing broker and MLI as its forwards prime broker. Due to the relationship with MLPF&S, in the event of default, all futures balances are eligible for offset with a net settlement due to MLPF&S.  Due to the relationship with MLI, in the event of default, all forwards balances are eligible for offset with a net settlement due to MLI.

Indemnifications

In the normal course of business, the Fund has entered, or may in the future, enter into agreements that obligate the Fund to indemnify certain parties, including BofA Corp. affiliates. No claims have actually been made with respect to such indemnities and any quantification would involve hypothetical claims that have not been made. Based on the Fund’s experience, MLAI expects the risk of loss to be remote and, therefore, no provision has been recorded.

5.              RELATED PARTY TRANSACTIONS

MLAI owns 88 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of March 31, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets.  The Transfer Agent fee allocated to the Fund for the three month periods ended March 31, 2016, and 2015 amounted to

$1,119 and $3,776, respectively, of which $1,494 and $2,047 was payable to the Transfer Agent as of March 31, 2016 and December 31, 2015, respectively.

Brokerage commissions, interest, net, management fees to MLAI and sponsor fees, as presented on the Statements of Operations, are all received from or paid to related parties. Equity in commodity trading accounts, including cash and Unrealized profit (loss), as presented on the Statements of Financial Condition are held with a related party.

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

PERIOD-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.3294	$1.3685	$1.3099	$1.3479	$1.3777	$1.3748
2016	$1.3038	$1.2873	$1.3407	$1.3613	$1.2841	$1.3318

PERIOD-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.1941	$1.2286	$1.1755	$1.2091	$1.2353	$1.2323
2016	$1.1599	$1.1448	$1.1917	$1.2093	$1.1402	$1.1820

PERIOD-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.1402	$1.1744	$1.1248	$1.1582	$1.1845	$1.1828
2016	$1.1356	$1.1221	$1.1694	$1.1880	$1.1215	$1.1638

PERIOD-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.3483	$1.3880	$1.3289	$1.3677	$1.3981	$1.3954
2016	$1.3288	$1.3124	$1.3660	$1.3871	$1.3080	$1.3567

PERIOD-END NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.7468	$1.7992	$1.7232	$1.7744	$1.8147	$1.8121
2016	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.9067	$1.9642	$1.8817	$1.9379	$1.9822	$1.9797
2016	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.
2015	$1.1327	$1.1666	$1.1174	$1.1506	$1.1767	$1.1750
2016	$1.1079	$1.0945	$1.1096	$1.1281	$1.0620	$1.1040

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

For the three month period ended March 31, 2016, Fund capital decreased 17.69% from $25,371,716 to $20,882,207.  This decrease was attributable to the net income from operations of $1,995,322 coupled with the redemption of 5,629,417 redeemable Units resulting in an outflow of $6,529,019. The cash outflow was offset with cash inflow of $44,188 due to subscriptions of 39,669 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Forward Foreign Currency Contracts

Foreign currency contracts are those contracts where the Fund agrees to receive or deliver a fixed quantity of foreign currency for an agreed-upon price on an agreed future date.  Foreign currency contracts are valued daily, and the Fund’s net equity therein, representing unrealized profit or loss on the contracts as measured by the difference between the forward foreign exchange rates at the dates of entry into the contracts and the forward rates at the reporting date, is included in the Statements of Financial Condition.  Realized profit (loss), net and change in unrealized profit (loss), net on foreign currency contracts are recognized in the period in which the contract is closed or the changes occur, respectively and are included in the Statements of Operations.

Interest Rates and Income

BofA Corp.’s “Interest Earning Program,” which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies.”  MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories. As a result of the present low interest rate environment, clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S will charge the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency.”

Income Taxes

Each investor is individually responsible for reporting income or loss based on such investor’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $345,000, generated by trading in Spain, is required in the Fund’s financial statements. Such amount is included in Other Liabilities on the Statements of Financial Condition. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

Results of Operations

January 1, 2016 to March 31, 2016

January 1, 2016 to March 31, 2016

The Fund experienced a net trading profit of $2,636,292 before brokerage commissions and related fees in the first quarter of 2016. The Fund’s profits were primarily attributable to the interest rates, energy and currency sectors. The stock indices, agriculture and metals sectors posted losses.

The interest rate sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter as the Trading Program started January with long positions in European interest rate instruments versus short positions in the U.S. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions in global interest rate instruments. Losses were posted to the Fund at the end of the quarter. The decline in the global bond markets was not interpreted as a clear reversal yet by the Trading Program’s trend following indicators. So in response to the declines during the first half of March the Trading Program only liquidated part of its long positions primarily in the U.S., while maintaining a sizable risk concentration in long positions in global bonds.

The energy sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the quarter due to the Trading Program’s short positions in the oil markets. Profits were posted to the Fund in the middle of the quarter.  The Trading Program reduced its short positions in oil markets and increased its short positions in gas and power markets. The largest profits in the energy markets came from gas and power. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short positions in natural gas.

The currency sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the quarter. The Trading Program’s long positions in the currencies of India, New Zealand, Australia and Sweden, versus short positions in the Euro and Japanese yen, resulted in losses. Losses were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions in U.S. dollar and from short Swiss franc positions. Profits were posted to the Fund at the end of the program. The first trend reversal the Trading Program picked up was the downturn of the U.S. dollar. Already before the start of the month, the Trading Program held larger short U.S. dollar positions than long U.S. dollar positions in currencies. During March this short preponderance grew further. The Trading Program’s net short U.S. dollar position was the largest contributor to the profits.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the quarter due to the Trading Program’s long positions in the U.S. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions. Profits were posted to the Fund at the end of the quarter. The Trading Program started March with short positions which concentrated in financial and commodity-rich equities. The Trading Program’s short positions brought losses, while the long positions brought profits.

The agriculture sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the quarter. El Nino caused severe droughts in the southern hemisphere. In South Africa, the corn prices had been steeply rising for some months already. After the first week of January, U.S. corn prices started to rise, moving out of their downtrend and causing losses for the Trading Program’s short positions. Profits were posted to the Fund in the middle of the quarter. El Nino had a positive effect on the growing of winter wheat in Europe and the U.S., which the Trading Program profited from short positions. The Trading Programs short positions in corn and soybeans also turned profitable. Cotton was affected by declining demand from China. It ended the month at deep lows, bringing profits to the Trading Program’s short positions. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s short positions in commodities exported by Brazil: sugar, coffee and soybeans.

The metals sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the first quarter due to the Trading Program’s short positions in precious metals. Losses were posted to the Fund in the middle of the quarter due to the Trading Program’s short positions in silver. Losses were posted to the Fund at the end of the quarter.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the three month periods ended March 31, 2016 and 2015 the Fund’s average capitalization was $21,894,793 and $75,255,826, respectively.

March 31, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$588,354	2.69%	$621,212	$545,405
Currencies	1,425,515	6.51%	1,505,127	1,321,455
Energy	17,676	0.08%	18,663	16,386
Interest Rates	652,174	2.98%	688,596	604,566
Metals	365,421	1.67%	385,828	338,745
Stock Indices	454,628	2.08%	480,018	421,441

Total	$3,503,768	16.01%	$3,699,444	$3,247,998

March 31, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$4,860,457	6.46%	$5,359,321	$4,468,990
Currencies	359,185	0.48%	396,051	330,256
Energy	586,814	0.78%	647,043	539,551
Interest Rates	3,887,117	5.17%	4,286,079	3,574,043
Metals	134,097	0.18%	147,861	123,297
Stock Indices	1,769,109	2.35%	1,950,685	1,626,623

Total	$11,596,779	15.42%	$12,787,040	$10,662,760

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015 by market sector. There have been no material changes at March 31, 2016.

Interest Rates

Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries may materially impact the Fund’s profitability. The Fund’s primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries.  However, the Fund may also take positions in the government debt of smaller nations. MLAI anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015. There have been no material changes at March 31, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended March 31, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from risk factors as previously disclosed in the Fund’s report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 18, 2016.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Units are privately offered and sold to “accredited investors” (as defined in Rule 501(a) under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 thereunder.  The selling agent of the Units is MLPF&S.

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
01/01/2016	$—	—	$1.2314
01/16/2016	—	—	1.3038
02/01/2016	—	—	1.2873
02/16/2016	—	—	1.3407
03/01/2016	—	—	1.3613
03/16/2016	—	—	1.2841
04/01/2016	—	—	1.3318

CLASS C

	Subscription
	Amount	Units	NAV (1)
01/01/2016	$—	—	$1.0954
01/16/2016	—	—	1.1599
02/01/2016	—	—	1.1448
02/16/2016	—	—	1.1917
03/01/2016	—	—	1.2093
03/16/2016	21,000	18,174	1.1402
04/01/2016	—	—	1.1820

CLASS D

	Subscription
	Amount	Units	NAV (1)
01/01/2016	$—	—	$1.0714
01/16/2016	—	—	1.1356
02/01/2016	—	—	1.1221
02/16/2016	—	—	1.1694
03/01/2016	—	—	1.1880
03/16/2016	—	—	1.1215
04/01/2016	—	—	1.1638

CLASS I

	Subscription
	Amount	Units	NAV (1)
01/01/2016	$—	—	$1.2544
01/16/2016	—	—	1.3288
02/01/2016	—	—	1.3124
02/16/2016	—	—	1.3660
03/01/2016	—	—	1.3871
03/16/2016	—	—	1.3080
04/01/2016	—	—	1.3567

CLASS M

	Subscription
	Amount	Units	NAV (1)
01/01/2016	$23,188	21,495	$1.0643
01/16/2016	—	—	1.1079
02/01/2016	—	—	1.0945
02/16/2016	—	—	1.1096
03/01/2016	—	—	1.1281
03/16/2016	—	—	1.0620
04/01/2016	9,000	7,688	1.1040

(1) Beginning of the period Net Asset Value

Class A Units are subject to upfront sales commissions paid to MLPF&S ranging from 1.0% to 2.5% of an investor’s gross subscription amount. Class D Units and Class I Units are subject to upfront sales commissions paid to MLPF&S up to 2.5% of an investor’s gross subscription amount. Sales commissions are directly deducted from subscription amounts.  Class C Units and Class M Units are not subject to upfront sales commissions.

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

Item 6.                                 Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                 Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02 Are filed herewith.

32.01 and

32.02                 Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three month period ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: May 13, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)