Form 10-Q
period 2016-06-30
ML Transtrend DTP Enhanced FuturesAccess LLC
filed 2016-08-12
CIK 1399406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, 17,192,912 units of limited liability company interest were outstanding.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

QUARTERLY REPORT FOR JUNE 30, 2016 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF FINANCIAL CONDITION

(unaudited)

	June 30,	December 31,
	2016	2015
ASSETS:
Equity in commodity trading accounts:
Cash (including restricted cash of $4,201,295 for 2016 and $5,142,903 for 2015)	$18,886,658	$35,801,001
Unrealized profit on open futures contracts	3,066,587	1,897,921
Cash and cash equivalents	480,024	563,882
Other assets	2,806	2,390

TOTAL ASSETS	$22,436,075	$38,265,194

LIABILITIES AND MEMBERS’ CAPITAL:
LIABILITIES:
Sponsor and Advisory fees payable	$337,148	$70,112
Redemptions payable	64,342	10,707,165
Unrealized loss on open futures contracts	714,103	1,508,564
Other liabilities	371,081	607,637

Total liabilities	1,486,674	12,893,478

MEMBERS’ CAPITAL:
Members’ Capital (17,192,912 Units and 22,764,695 Units outstanding; unlimited Units authorized)	20,949,401	25,371,716
Total Members’ Capital	20,949,401	25,371,716

TOTAL LIABILITIES AND MEMBERS’ CAPITAL	$22,436,075	$38,265,194

NET ASSET VALUE PER UNIT:

Class A	$1.3275	$1.2314
Class C	$1.1750	$1.0954
Class D	$1.1637	$1.0714
Class I	$1.3539	$1.2544
Class M	$1.1561	$1.0643

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
TRADING PROFIT (LOSS):

Realized, net	$(1,692,197)	$(4,501,165)	$837,536	$4,775,498
Change in unrealized, net	1,856,568	(2,790,472)	1,963,127	(6,998,291)
Brokerage commissions	(36,702)	(113,219)	(67,321)	(241,144)

Total trading profit (loss), net	127,669	(7,404,856)	2,733,342	(2,463,937)

INVESTMENT INCOME (EXPENSE):
Interest, net	7,464	(1,281)	15,854	(1,507)
Other income	120,000	—	120,000	—
Total investment income (expense)	127,464	(1,281)	135,854	(1,507)

EXPENSES:
Management fee to Trading Advisor	51,274	126,315	108,821	318,247
Management fee to MLAI	25,637	49,175	54,411	129,886
Sponsor fee	81,039	91,443	166,635	189,219
Performance fee	(8,042)	(884,292)	351,897	138,824
Other	91,003	470,636	177,888	591,730
Total expenses	240,911	(146,723)	859,652	1,367,906

NET INVESTMENT INCOME (LOSS)	(113,447)	145,442	(723,798)	(1,369,413)

NET INCOME (LOSS)	$14,222	$(7,259,414)	$2,009,544	$(3,833,350)

NET INCOME (LOSS) PER UNIT:

Weighted average number of Units outstanding
Class A	4,079,491	4,536,413	4,212,099	4,581,580
Class C	8,108,624	9,236,394	8,207,313	9,290,972
Class D	2,717,451	2,854,675	2,717,451	2,644,102
Class I	913,903	889,472	746,878	898,981
Class DS*	—	19,352,453	—	19,995,760
Class DT**	—	6,003,306	—	6,117,333
Class M	1,407,062	6,043,476	2,065,918	5,798,934

Net income (loss) per weighted average Unit
Class A	$(0.0037)	$(0.2049)	$0.1030	$(0.1443)
Class C	$(0.0076)	$(0.1856)	$0.0814	$(0.1358)
Class D	$(0.0001)	$(0.1759)	$0.0924	$(0.1494)
Class I	$0.0220	$(0.2067)	$0.1073	$(0.1461)
Class DS*	$—	$(0.0609)	$—	$0.0251
Class DT**	$—	$(0.2859)	$—	$(0.1873)
Class M	$0.0505	$(0.1713)	$0.2788	$(0.1277)

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited) (in Units)

	Members’ Units December 31, 2014	Subscriptions	Redemptions	Members’ Units June 30, 2015	Members’ Units December 31, 2015	Subscriptions	Redemptions	Members’ Units June 30, 2016
Class A	4,750,979	29,017	(259,973)	4,520,023	4,495,160	9,206	(496,337)	4,008,029
Class C	9,321,459	246,770	(342,838)	9,225,391	8,392,427	34,845	(417,921)	8,009,351
Class D	1,865,865	1,016,290	—	2,882,155	2,717,451	—	—	2,717,451
Class I	926,308	3,602	(40,438)	889,472	590,339	622,689	(133,469)	1,079,559
Class DS*	20,308,932	361,807	(20,670,739)	—	—	—	—	—
Class DT**	6,259,149	31,897	(334,703)	5,956,343	—	—	—	—
Class M	4,805,968	1,237,508	—	6,043,476	6,569,318	29,183	(5,219,979)	1,378,522

Total Members’ Units	48,238,660	2,926,891	(21,648,691)	29,516,860	22,764,695	695,923	(6,267,706)	17,192,912

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

STATEMENTS OF CHANGES IN MEMBERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(unaudited)

	Members’ Capital December 31, 2014	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2015	Members’ Capital December 31, 2015	Subscriptions	Redemptions	Net Income (Loss)	Members’ Capital June 30, 2016
Class A	$6,259,557	$40,288	$(350,294)	$(660,957)	$5,288,594	$5,535,180	$11,880	$(660,246)	$433,892	$5,320,706
Class C	11,035,343	294,000	(417,281)	(1,261,530)	9,650,532	9,193,249	41,000	(491,781)	668,482	9,410,950
Class D	2,107,079	1,200,100	—	(394,994)	2,912,185	2,911,354	—	—	251,046	3,162,400
Class I	1,237,502	5,000	(53,738)	(131,384)	1,057,380	740,512	820,000	(179,042)	80,175	1,461,645
Class DS*	35,135,941	624,218	(36,261,543)	501,384	—	—	—	—	—	—
Class DT**	11,818,184	58,863	(646,777)	(1,145,528)	10,084,742	—	—	—	—	—
Class M	5,391,457	1,415,000	—	(740,341)	6,066,116	6,991,421	32,188	(6,005,858)	575,949	1,593,700

Total Members’ Capital	$72,985,063	$3,637,469	$(37,729,633)	$(3,833,350)	$35,059,549	$25,371,716	$905,068	$(7,336,927)	$2,009,544	$20,949,401

*Units fully redeemed as of April 30, 2015.

**Units fully redeemed as of December 31, 2015.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.3318	$1.1820	$1.1638	$1.3567	$1.1040

Net realized and net change in unrealized trading profit (loss)	0.0089	0.0077	0.0080	0.0091	0.0079
Brokerage commissions	(0.0023)	(0.0021)	(0.0020)	(0.0024)	(0.0020)
Interest income, net	0.0005	0.0004	0.0004	0.0005	0.0004
Expenses (d)	(0.0114)	(0.0130)	(0.0065)	(0.0100)	0.0458

Net asset value, end of period	$1.3275	$1.1750	$1.1637	$1.3539	$1.1561

Total Return: (a) (c)

Total return before Performance fees	-0.39%	-0.66%	-0.08%	-0.28%	4.65%
Performance fees	0.07%	0.07%	0.07%	0.07%	0.07%
Total return after Performance fees	-0.32%	-0.59%	-0.01%	-0.21%	4.72%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	1.21%	1.46%	0.83%	1.11%	0.83%
Performance fees	-0.05%	-0.05%	-0.05%	-0.05%	-0.05%
Expenses (including Performance fees)	1.16%	1.41%	0.78%	1.06%	0.78%

Net investment income (loss) (excluding Performance fees)	-0.81%	-1.16%	-0.60%	-1.47%	4.24%
Performance fees	0.05%	0.05%	0.05%	0.05%	0.05%
Net investment income (loss) (including Performance fees)	-0.76%	-1.11%	-0.55%	-1.42%	4.29%

(a) The total return is based on compounded monthly returns and is calculated for each class taken as a whole. An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) Expenses are presented net inclusive of other income.

See notes to financial statements.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

(A Delaware Limited Liability Company)

FINANCIAL DATA HIGHLIGHTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 (unaudited)

The following per Unit data and ratios have been derived from information provided in the financial statements.

	Class A	Class C	Class D	Class I	Class M

Per Unit Operating Performance:

Net asset value, beginning of period	$1.2314	$1.0954	$1.0714	$1.2544	$1.0643

Net realized and net change in unrealized trading profit (loss)	0.1455	0.1291	0.1269	0.1482	0.1261
Brokerage commissions	(0.0041)	(0.0037)	(0.0036)	(0.0042)	(0.0036)
Interest income, net	0.0010	0.0009	0.0008	0.0010	0.0008
Expenses (d)	(0.0463)	(0.0467)	(0.0318)	(0.0455)	(0.0315)

Net asset value, end of period	$1.3275	$1.1750	$1.1637	$1.3539	$1.1561

Total Return: (a) (c)

Total return before Performance fees	9.27%	8.73%	10.08%	9.39%	10.10%
Performance fees	-1.47%	-1.46%	-1.47%	-1.46%	-1.47%
Total return after Performance fees	7.80%	7.27%	8.61%	7.93%	8.63%

Ratios to Average Members’ Capital: (c)

Expenses (excluding Performance fees) (b)	2.36%	2.86%	1.60%	2.16%	1.60%
Performance fees	1.40%	1.40%	1.40%	1.40%	1.40%
Expenses (including Performance fees)	3.76%	4.26%	3.00%	3.56%	3.00%

Net investment income (loss) (excluding Performance fees)	-1.92%	-2.52%	-1.33%	-2.48%	3.50%
Performance fees	-1.40%	-1.40%	-1.40%	-1.40%	-1.40%
Net investment income (loss) (including Performance fees)	-3.32%	-3.92%	-2.73%	-3.88%	2.10%

(a) The total return is calculated for each class taken as a whole based on the change in net asset value.  An individual member’s return may vary from these returns based on timing of capital transactions.

(b) The expense ratios do not include brokerage commissions.

(c) The ratios and total return are not annualized.

(d) Expenses are presented net inclusive of other income.

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

The Fund considers all highly liquid investments, with a maturity of three months or less when acquired, to be cash equivalents classified as Level II within the fair value hierarchy discussed in Note 3. As of June 30, 2016, the Fund holds cash equivalents. Cash was held at a nationally recognized financial institution.

In the opinion of management, these interim financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position of the Fund as of  June 30, 2016 and December 31, 2015 and the results of its operations for the three and six month periods ended June 30, 2016 and 2015.  However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.            CONDENSED SCHEDULES OF INVESTMENTS

The Fund’s investments, defined as unrealized profit (loss) on open contracts on the Statements of Financial Condition, as of June 30, 2016 and December 31, 2015, are as follows:

June 30, 2016

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	140	$102,992	0.49%	(116)	$91,571	0.44%	$194,563	0.93%	August 2016 - June 2017
Currencies	375	321,793	1.54%	(245)	441,804	2.11%	763,597	3.65%	July 2016 - September 2016
Energy	67	118,952	0.57%	(4)	6,307	0.03%	125,259	0.60%	July 2016 - November 2017
Interest rates	1,072	1,442,267	6.88%	(481)	(193,922)	-0.93%	1,248,345	5.95%	August 2016 - December 2019
Metals	97	208,462	1.00%	(65)	(252,827)	-1.21%	(44,365)	-0.21%	July 2016 - November 2016
Stock indices	249	56,077	0.27%	(118)	9,008	0.04%	65,085	0.31%	July 2016 - October 2016

Total		$2,250,543	10.75%		$101,941	0.48%	$2,352,484	11.23%

December 31, 2015

	Long Positions			Short Positions			Net Unrealized
Commodity Industry	Number of	Unrealized	Percent of	Number of	Unrealized	Percent of	Profit (Loss)	Percent of
Sector	Contracts	Profit (Loss)	Members’ Capital	Contracts	Profit (Loss)	Members’ Capital	on Open Positions	Members’ Capital	Maturity Dates

Agriculture	92	$3,968	0.02%	(403)	$44,291	0.18%	$48,259	0.20%	January 2016 - March 2017
Currencies	275	36,479	0.14%	(159)	53,762	0.21%	90,241	0.35%	January 2016 - March 2016
Energy	—	—	0.00%	(245)	660,439	2.60%	660,439	2.60%	January 2016 - December 2017
Interest rates	1,367	(601,993)	-2.37%	(558)	49,006	0.19%	(552,987)	-2.18%	March 2016 - September 2019
Metals	82	(52,912)	-0.21%	(240)	287,629	1.13%	234,717	0.92%	January 2016 - October 2016
Stock indices	252	(51,524)	-0.20%	(236)	(39,788)	-0.16%	(91,312)	-0.36%	January 2016 - April 2016

Total		$(665,982)	-2.62%		$1,055,339	4.15%	$389,357	1.53%

No individual contract’s unrealized profit or loss comprised greater than 5% of Members’ Capital as of June 30, 2016 and December 31, 2015. With respect to each commodity industry sector listed in the above chart, the net unrealized profit (loss) on open positions is the sum of the unrealized profits (losses) of long positions and short positions, netting unrealized losses against unrealized profits as applicable.  Net unrealized profit and loss provides a rough measure of the exposure of the Fund to the various sectors as of the date listed, although such exposure can change at any time.

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

Transfers of investments between different levels of the fair value hierarchy, if any, are recorded as of the beginning of the reporting period. There were no transfers to or from any level during the three or six month periods ended June 30, 2016 or the year ended December 31, 2015.

The Fund’s unrealized profit (loss) on open forwards and futures contracts, by the above fair value hierarchy levels, as of June 30, 2016 and December 31, 2015, are as follows:

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$3,066,587	$2,943,358	$123,229	$—
Forwards	—	—	—	—
	$3,066,587	$2,943,358	$123,229	$—

Liabilities
Futures	$714,103	$474,014	$240,089	$—
Forwards	—	—	—	—
	$714,103	$474,014	$240,089	$—

June 30, 2016	$2,352,484	$2,469,344	$(116,860)	$—

Net unrealized profit (loss)
on open contracts	Total	Level I	Level II	Level III

Assets
Futures	$1,897,921	$1,534,559	$363,362	$—
Forwards	—	—	—	—
	$1,897,921	$1,534,559	$363,362	$—

Liabilities
Futures	$1,508,564	$1,321,649	$186,915	$—
Forwards	—	—	—	—
	$1,508,564	$1,321,649	$186,915	$—

December 31, 2015	$389,357	$212,910	$176,447	$—

The Fund’s volume of trading forwards and futures as of the six month period ended June 30, 2016 and year ended December 31, 2015 are representative of the activity throughout these periods.

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

The Fund maintains margin deposits and cash collateral with its futures and forwards brokers, respectively, based on the greater of exchange margin or amounts determined by the respective broker. At June 30, 2016 and December 31, 2015, the initial margin deposits (cash) are used to satisfy the margin requirements to establish the futures or forward contracts and are presented on the Statements of Financial Condition in Cash in the Equity in commodity trading accounts. The variation margin on open contracts is presented gross on the Statements of Financial Condition in Unrealized profit or loss on futures or forwards contracts, respectively. The Fund is subject to agreements which support the ability to settle net with its counterparties; however, the Fund has elected to present the related balances on the Statements of Financial Condition on a gross basis. The net of these amounts plus the restricted cash presented within the Cash in the Equity in commodity trading accounts on the Statements of Financial Condition represents the Fund’s net exposure.

The following table indicates the trading profits and losses before brokerage commissions, by commodity industry sector for each of the three and six month periods ended June 30, 2016 and 2015:

	For the three months ended	For the six months ended
	June 30, 2016	June 30, 2016
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(55,939)	$(195,422)
Currencies	314,345	414,077
Energy	(236,572)	423,946
Interest rates	1,018,502	3,517,569
Metals	(168,519)	(540,774)
Stock indices	(707,446)	(818,733)

Total, net	$164,371	$2,800,663

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
Commodity Industry Sector	profit (loss) from trading, net	profit (loss) from trading, net

Agriculture	$(1,326,565)	$(1,322,345)
Currencies	(1,586,758)	(1,381,807)
Energy	(1,670,737)	(1,455,402)
Interest rates	(2,994,119)	(889,744)
Metals	(341,782)	(964,285)
Stock indices	628,324	3,790,790

Total, net	$(7,291,637)	$(2,222,793)

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

5.     RELATED PARTY TRANSACTIONS

MLAI owns 88 Class D Units which represent less than 1% of the Fund’s Net Asset Value as of June 30, 2016.

MLAI, the Fund and certain other FuturesAccess Funds, MLAI’s HedgeAccess® Program of  hedge funds and other BofA Corp. funds (each a “Serviced Fund” and collectively, the “Serviced Funds”) have entered into a transfer agency and investor services agreement with Financial Data Services, Inc. (the “Transfer Agent”), a wholly owned subsidiary of BofA Corp. and affiliate of MLAI.  The Transfer Agent provides registrar, distribution disbursing agent, transfer agent and certain other services related to the issuance, redemption, exchange and transfer of Units.  The fees charged by the Transfer Agent for its services were 0.02% per year of the aggregate net assets of the Serviced Funds. The fee is paid monthly in arrears.  The Transfer Agent also receives reimbursement for its out-of-pocket expenses and certain extraordinary expenses.  MLAI allocates the Transfer Agent fees to each of the Serviced Funds, including the Fund, on a monthly basis based on each Serviced Fund’s net assets.   The Transfer Agent fee allocated to the Fund for the three month periods ended June 30, 2016, and 2015 amounted to $1,019 and $10,745, respectively. The Transfer Agent fee allocated to the Fund for the six month periods ended June 30, 2016, and 2015 amounted to $2,138 and $14,521, respectively, of which $1,373 and $2,047 was payable to the Transfer Agent as of June 30, 2016 and December 31, 2015, respectively.

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

PERIOD-END NET ASSET VALUE PER UNIT

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

PERIOD-END NET ASSET VALUE PER UNIT CLASS A

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.3294	$1.3685	$1.3099	$1.3479	$1.3777	$1.3748	$1.4105	$1.3255	$1.2792	$1.2774	$1.2270	$1.1700
2016	$1.3038	$1.2873	$1.3407	$1.3613	$1.2841	$1.3318	$1.3339	$1.2718	$1.2486	$1.2239	$1.2268	$1.3275

PERIOD-END NET ASSET VALUE PER UNIT CLASS C

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.1941	$1.2286	$1.1755	$1.2091	$1.2353	$1.2323	$1.2637	$1.1871	$1.1451	$1.1431	$1.0975	$1.0461
2016	$1.1599	$1.1448	$1.1917	$1.2093	$1.1402	$1.1820	$1.1843	$1.1287	$1.1076	$1.0854	$1.0874	$1.1750

PERIOD-END NET ASSET VALUE PER UNIT CLASS D

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.1402	$1.1744	$1.1248	$1.1582	$1.1845	$1.1828	$1.2143	$1.1418	$1.1026	$1.1018	$1.0590	$1.0104
2016	$1.1356	$1.1221	$1.1694	$1.1880	$1.1215	$1.1638	$1.1674	$1.1138	$1.0942	$1.0734	$1.0766	$1.1637

PERIOD-END NET ASSET VALUE PER UNIT CLASS I

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.3483	$1.3880	$1.3289	$1.3677	$1.3981	$1.3954	$1.4319	$1.3459	$1.2990	$1.2974	$1.2465	$1.1888
2016	$1.3288	$1.3124	$1.3660	$1.3871	$1.3080	$1.3567	$1.3596	$1.2948	$1.2828	$1.2580	$1.2611	$1.3539

PERIOD-END NET ASSET VALUE PER UNIT CLASS DS

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.7468	$1.7992	$1.7232	$1.7744	$1.8147	$1.8121	$1.8603	n/a	n/a	n/a	n/a	n/a
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER UNIT CLASS DT

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.9067	$1.9642	$1.8817	$1.9379	$1.9822	$1.9797	$2.0327	$1.9117	$1.8465	$1.8454	$1.7741	$1.6931
2016	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

PERIOD-END NET ASSET VALUE PER UNIT CLASS M

	Jan. 15th	Jan.	Feb. 15th	Feb.	Mar. 15th	Mar.	Apr. 15th	Apr.	May 15th	May	Jun. 15th	Jun.
2015	$1.1327	$1.1666	$1.1174	$1.1506	$1.1767	$1.1750	$1.2063	$1.1343	$1.0953	$1.0945	$1.0520	$1.0037
2016	$1.1079	$1.0945	$1.1096	$1.1281	$1.0620	$1.1040	$1.1080	$1.0547	$1.0325	$1.0119	$1.0151	$1.1561

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

For the six month period ended June 30, 2016, Fund capital decreased 17.43% from $25,371,716 to $20,949,401.  This decrease was attributable to the net income from operations of $2,009,544 coupled with the redemption of 6,267,706 redeemable Units resulting in an outflow of $7,336,927. The cash outflow was offset with cash inflow of $905,068 due to subscriptions of 695,923 Units.  Future redemptions could impact the amount of funds available for investment in commodity contract positions in subsequent months.

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

Interest Rates and Income

BofA Corp.’s “Interest Earning Program”, which offers interest on cash balances subject to a negotiated schedule, will generally apply to Fund cash assets during any time they are maintained by the Sponsor with its affiliates.  The present interest rate under the Interest Earning Program on U.S. dollar cash balances is the daily effective federal funds rate less 20 basis points, recalculated and accrued daily, and subject to a floor of 0%, except for currencies designated by MLPF&S as “negative interest rate currencies”.  MLPF&S deposits certain of the Fund’s assets as margin or collateral with clearinghouses and/or depositories. As a result of the present low interest rate environment, clearinghouses and depositories charge MLPF&S fees to account for the negative interest rates on cash balances for certain currencies, which may change from time to time.  Accordingly, MLPF&S will charge the Fund a “negative interest rate fee” for any currencies designated by MLPF&S as a “negative interest rate currency”.

Income Taxes

Each investor is individually responsible for reporting income or loss based on such investor’s share of the Fund’s income and expenses as reported for income tax purposes.

The Fund follows the ASC guidance on accounting for uncertain tax positions. This guidance provides how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  This guidance also requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority.  Tax positions with respect to tax at the Fund level not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. A prospective investor should be aware that, among other things, income taxes could have a material adverse effect on the periodic calculations of the Net Asset Value of the Fund, including reducing the Net Asset Value of the Fund to reflect reserves for income taxes, such as foreign withholding taxes, that may be payable by the Fund. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from the Fund. MLAI has analyzed the Fund’s tax positions and has concluded that a provision for income tax of $225,000, generated by trading in Spain, is required in the Fund’s financial statements.  Such amount, which is included in Other Liabilities on the Statement of Financial Condition as of June 30, 2016, is net of a $120,000 reversal of tax exposure which is reflected within other income on the 2016 Statements of Operations. The following is the major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States — 2012.

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

January 1, 2016 to June 30, 2016

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

April 1, 2016 to June 30, 2016

The Fund experienced a net trading profit of $164,371 before brokerage commissions and related fees in the second quarter of 2016. The Fund’s profits were primarily attributable to the interest rates and currency sectors. The agriculture, metals, energy and stock indices sectors posted losses.

The interest rate sector posted profits to the Fund. Losses were posted to the Fund at the beginning of the second quarter. The Trading Program held long positions in interest rate instruments of many economies around the world. As a consequence the trend risk around ‘long global bonds’ had grown so large that the built-in risk control became active again, dampening the size of many of these positions. Still, as most of these bonds declined during April, this risk concentration brought losses. Profits were posted to the Fund in the middle of the second quarter. The Trading Program profited from the relative weakness of the U.S. interest rate instruments through synthetic shorts versus German interest rate instruments. Other long positions in Eurozone interest rate instruments were profitable as well, especially after a new debt agreement was reached with Greece. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in U.S. bond markets.

The currency sector posted profits to the Fund. Profits were posted to the Fund at the beginning of the second quarter. The Trading Program positions which profited from the component of the European Central Bank QE-

concentration were the euro short positions, as the euro declined versus most relevant currencies worldwide. Also the U.S. dollar declined versus many currencies resulting in the U.S. dollar short positions being as profitable. At the long side of the most profitable positions were commodity rich currencies like the Brazilian real, the Norwegian krone and the Canadian dollar and particularly the Japanese yen and the Turkish lira. Losses were posted to the Fund in the middle of the second quarter due to the Trading Program’s long positions in commodity rich currencies, like those of Canada, Mexico, South Africa, Australia and Norway. Although part of the long positions in these currencies were versus short positions in the euro and/or the British pound, the largest losses came from U.S. dollar short positions versus other currencies. Profits were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in currency.

The agriculture sector posted losses to the Fund.  Losses were posted to the Fund at the beginning of the second quarter. The agricultural markets continued to be dominated by El Niño related weather extremes in April such as flooding in Argentina. These climatic factors caused trends, but also sharp reactions and reversals.  The Trading Program started April with large short positions in grains (mainly wheat and corn) and long positions in soybeans and sugar. The price of sugar declined from the start of April, leading the Trading Program to close out its entire position. Corn had ended March at long term lows, but started to rise immediately from the first day of April and later was accompanied by an upward reaction in wheat. The Trading Program liquidated the largest part of its wheat short positions and reversed to long positions in corn. Profits were posted to the Fund in the middle of the second quarter as El Niño related weather extremes continued to dominate the grains and oilseeds markets. The resulting (relative) strength of soybeans was well profited. Profits were posted to the Fund at the end of the quarter. The Trading Program started at the beginning of June large positions in grains and oilseeds: short positions in wheat, and long positions in soybeans and corn. In the first week of June, all of them rose strongly. This caused losses in wheat, which were subsequently recovered in its decline during the rest of the month. Corn came down sharply at the end of June, turning the earlier profits into losses. Good profits remained in soybeans, as this market came down much less from its earlier rise, and concluded the month with a strong rally on crop reports.

The metals sector posted losses to the Fund. Profits were posted to the Fund at the beginning of the second quarter only to be reversed in the middle of the quarter. Losses were posted to the fund in the middle of the quarter due to the Trading Program’s long positions. Losses were posted to the Fund at the end of the quarter.

The energy sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter.  The Trading Program’s large commodity short positions at the start of April were in gas in the U.S. as well as in Europe. The U.S. natural gas prices rose, accelerating in the second half of April. The European gas prices continued to decline for most of April, but then spiked up, triggered by an outage of a large Norwegian gas processing plant, when a spell of unusually cold weather affected most of Western Europe. The Trading Program liquidated all of its gas short positions in Europe and a large part of its gas short positions in the U.S. during April as oil prices started to trend down again.  The Trading Program’s systems interpreted this as an opportunity for quick entries into new short positions in these markets, especially in diesel. This time this did not turn out successful, as this market soon after rose again, causing these systems to liquidate these positions with a loss. Profits were posted to the Fund in the middle through the end of the second quarter due to the Trading Program’s long positions in energy.

The stock indices sector posted losses to the Fund. Losses were posted to the Fund at the beginning of the second quarter.  In Eurozone equity markets, the Trading Program started April with sizable short positions. In the middle of April after Italy found a solution to help its troubled banks, the Eurozone banks recovered from their lows, causing losses on the Trading Program’s short positions. Profits were posted to the Fund in the middle of the quarter due to the Trading Program’s long positions in U.S. equity markets and short positions in

VIX. Losses were posted to the Fund at the end of the quarter due to the Trading Program’s long positions in European non-financial equities which brought losses.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund’s open positions by market category for the fiscal period. For the six month periods ended June 30, 2016 and 2015 the Fund’s average capitalization was $20,982,240 and $60,966,213, respectively.

June 30, 2016

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$380,108	1.81%	$621,212	$154,220
Currencies	1,206,341	5.75%	1,505,127	885,836
Energy	134,304	0.64%	267,733	16,386
Interest Rates	1,429,945	6.82%	2,355,541	604,566
Metals	204,033	0.97%	385,828	38,268
Stock Indices	244,183	1.16%	480,018	30,274

Total	$3,598,914	17.15%	$5,615,459	$1,729,550

June 30, 2015

	Average Value	% of Average	Highest Value	Lowest Value
Market Sector	at Risk	Capitalization	at Risk	at Risk

Agricultural Commodities	$3,816,883	6.26%	$5,359,321	$2,565,587
Currencies	357,192	0.59%	400,393	328,594
Energy	508,447	0.83%	647,043	397,868
Interest Rates	2,540,543	4.17%	4,286,079	1,104,541
Metals	319,251	0.52%	568,582	123,297
Stock Indices	1,489,734	2.44%	1,950,685	1,119,702

Total	$9,032,050	14.81%	$13,212,103	$5,639,589

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015 by market sector. There have been no material changes at June 30, 2016.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the primary non-trading risk exposures of the Fund as of December 31, 2015. There have been no material changes at June 30, 2016.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

MLAI’s Chief Executive Officer and Chief Financial Officer, on behalf of the Fund, have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act) with respect to the Fund as of the end of the quarter which ended June 30, 2016, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (in connection with Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act) occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

The Fund’s sales of unregistered securities are as follows for each Class of Units:

CLASS A

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.2314
1/16/2016	—	—	1.3038
2/01/2016	—	—	1.2873
2/16/2016	—	—	1.3407
3/01/2016	—	—	1.3613
3/16/2016	—	—	1.2841
4/01/2016	—	—	1.3318
4/16/2016	—	—	1.3339
5/01/2016	11,880	9,206	1.2718
5/16/2016	—	—	1.2486
6/01/2016	—	—	1.2239
6/16/2016	—	—	1.2268
7/01/2016	—	—	1.3275

CLASS C

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.0954
1/16/2016	—	—	1.1599
2/01/2016	—	—	1.1448
2/16/2016	—	—	1.1917
3/01/2016	—	—	1.2093
3/16/2016	21,000	18,174	1.1402
4/01/2016	—	—	1.1820
4/16/2016	20,000	16,671	1.1843
5/01/2016	—	—	1.1287
5/16/2016	—	—	1.1076
6/01/2016	—	—	1.0854
6/16/2016	—	—	1.0874
7/01/2016	—	—	1.1750

CLASS D

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.0714
1/16/2016	—	—	1.1356
2/01/2016	—	—	1.1221
2/16/2016	—	—	1.1694
3/01/2016	—	—	1.1880
3/16/2016	—	—	1.1215
4/01/2016	—	—	1.1638
4/16/2016	—	—	1.1674
5/01/2016	—	—	1.1138
5/16/2016	—	—	1.0942
6/01/2016	—	—	1.0734
6/16/2016	—	—	1.0766
7/01/2016	—	—	1.1637

CLASS I

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$—	—	$1.2544
1/16/2016	—	—	1.3288
2/01/2016	—	—	1.3124
2/16/2016	—	—	1.3660
3/01/2016	—	—	1.3871
3/16/2016	—	—	1.3080
4/01/2016	—	—	1.3567
4/16/2016	20,000	14,509	1.3596
5/01/2016	800,000	608,180	1.2948
5/16/2016	—	—	1.2828
6/01/2016	—	—	1.2580
6/16/2016	—	—	1.2611
7/01/2016	—	—	1.3539

CLASS M

	Subscription
	Amount	Units	NAV (1)
1/01/2016	$23,188	21,495	$1.0643
1/16/2016	—	—	1.1079
2/01/2016	—	—	1.0945
2/16/2016	—	—	1.1096
3/01/2016	—	—	1.1281
3/16/2016	—	—	1.0620
4/01/2016	9,000	7,688	1.1040
4/16/2016	—	—	1.1080
5/01/2016	—	—	1.0547
5/16/2016	—	—	1.0325
6/01/2016	—	—	1.0119
6/16/2016	—	—	1.0151
7/01/2016	—	—	1.1561

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

Item 6.           Exhibits

The following exhibits are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02      Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02 Are filed herewith.

32.01 and

32.02      Section 1350 Certifications

Exhibit 32.01

and 32.02 Are filed herewith.

Exhibit 101   Are filed herewith.

The following materials from the Fund’s quarterly Report on Form 10-Q for the three and six  month periods ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Financial Condition (ii) Statements of Operations (iii) Statements of Changes in Members’ Capital (iv) Financial Data Highlights and (v) Notes to Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML TRANSTREND DTP ENHANCED FUTURESACCESS LLC

	By:	MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(Manager)

Date: August 12, 2016	By:	/s/ NANCY FAHMY
Nancy Fahmy
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2016	By:	/s/ BARBRA E. KOCSIS
Barbra E. Kocsis
Chief Financial Officer
(Principal Financial Officer)